Form 10KSB
period 2001-12-31
X NET SERVICES CORP
filed 2002-04-04
CIK 1138680

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  333-61608
                       ---------


                              X-NET SERVICES CORP.
                              --------------------
             (Exact name of Registrant as specified in its charter)

     Nevada                                           87 - 0671807
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

7666 Keswick Road
Sandy, Utah                                           84093
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (801) 947-1681
                                                       ----------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: common shares, par value $0.001

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues  for  2001  were  $8,179.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of
    n/a     is $   none .  (There  is  no  market  for  the  voting  stock.)
-----------     ---------

The number of shares of the issuer's Common Stock outstanding as of April 2, 2002 is 1,500,000.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

Item  1.      Description  of  Business

Introduction

X-Net was formed on February 16, 2001, to provide introductory technological solutions at a low price and provide the expertise and support that can take a small business client into full scale e-commerce. Businesses today are using the Internet to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners. This emerging business use of the Internet encompasses both business-to-business and business-to-consumer communications and transactions. In order to capitalize fully on the new opportunities presented by the Internet, businesses need
Internet-based applications that process transactions and deliver information far more effectively than static web pages.

Challenges  for  growing  enterprises

The extensive reach of the Internet can enable growing enterprises to compete effectively with larger competitors. However, growing enterprises face significant challenges in their efforts to capitalize on the opportunities that the Internet offers, including:

- the need to clearly articulate an integrated business and technology strategy;
- the need to rapidly and successfully develop and implement a successful and sustainable business before the competition;
- the need to be aware of and implement and stay abreast of new and rapidly changing technologies, frequently without the benefit of a substantial internal information technology staff;
- significant integration and interoperability issues caused by the patchwork of legacy systems that businesses often implement without a focused information technology strategy;
- greater budgetary constraints than large enterprises, making purchase price, total cost of ownership and technological obsolescence key issues; and
- the need to maintain significant technological infrastructure and to support e-business applications 24 hours a day, seven days a week.

We believe that the needs of growing enterprises will make them a significant factor in the overall market for Internet services.

From discussions with smaller businesses who have tried to obtain e-commerce set-up services from larger providers, we have learned that large companies which provide services to assist businesses in using information technology, including the Internet, have primarily focused their service offerings on large enterprises, while largely ignoring smaller and/or growing enterprises and their unique needs. These traditional service providers generally operate by deploying large numbers of personnel to the client's site to conduct lengthy studies before proposing a solution. We believe that his approach does not provide solutions to the smaller company within their time and budgetary constraints.

On the other hand, many information technology service providers that direct their services to smaller businesses do not offer a comprehensive suite of services. They can build a web page but cannot assist a client in establishing a credit card operation so that a client's customers can purchase the client's products over the web or take on other full service projects or provide marketing strategies, follow-up support and training.

Growing enterprises need to get to market quickly and often lack internal information technology resources. Accordingly, they need a single source provider of strategy, systems integration, and support that is focused on their specific needs. We believe that neither traditional information technology service providers nor most small end providers currently meet this demand.

Our  solution

Our intended business is to tailor our service offerings for small companies seeking solutions for their e-business initiatives. Our services also consist of strategy solutions for intranet needs such as using available technology to support the internal workings of a company. By offering a seamless integration of these services, we are a full service provider of e-business, marketing strategies and technology solutions for growing enterprises.

Current  operations

We have initiated our business operations and have completed our first project for which we have charged the client $850.00. This project was to build a web site to facilitate the advertisement and sale of books on emergency topics. The web site address is www.emergencyhelps.com. We have also just completed a web
                      ----------------------
site for a client who sells custom wood working products. The site can be viewed at www.dixiewoodworks.com. This client had also engaged us to build a
            ----------------------
shopping cart in conjunction with this site which would allow Internet shoppers to pick and choose products advertised at the site and then pay for them using a credit card. The products would then be shipped to the purchasers. This client has chosen to hold off on the development of the shopping cart. Accordingly, we charged them for $826 for our work on the web site.

We have also completed a web design and shopping cart which can be viewed at www.scrapbookingmall.com. At this site, shoppers can browse products connected
------------------------
with scrapbooking and then purchase products selected with a credit card. We charged $6,500.00 for this work.

To initiate a services contract, we hold an introductory meeting. After the initial meeting, we make a recommendation to a prospective client as to what services we believe they need. We also quote a price as to what those services would cost if they are provided by us. We work on a fixed fee basis. Although we have only recently begun our operations, it appears our average fee will be in the range of $6,000 to $7,000. We deliver our services as follows:

Intranet solutions. To be competitive, a small business must avail itself of the technological tools available today that will produce efficiencies within
its  business  operations.   Yet  many  business  owners  lack  the  expertise
personally to acquire and properly implement such technology. At the same time, a small business generally does not have the resources necessary to hire and retain permanent information technology staff. We provide consultation with respect to the use of technology to support internal operations and offer the expertise necessary to acquire and implement such technology. Our offerings include:

- human resource systems including personnel training and employee maintenance;
-    accounting  systems;
-    tracking  and  implementation  of  sales  support  and  strategies;
-    message  boards;
-    employee  benefits;  and
-    any  other  client  need  conducive  to  technological  support.

Web site solutions. We provide full service for the creation, implementation and maintenance of the client's web site. We provide professional services for the graphic art and layout of the initial web site design. In addition to the design features of the web site, we also provide custom web application programming. In doing this, we equip the client's web site to be proficient in:

-    the  operations  of  e-business;
-    online  reporting;  and
-    database  administration.

We also support these services by providing database integration through the migration of existing structures into the web environment. We keep abreast of the latest trends in web site design and administration so we are in a position to update web sites and the corresponding technology and keep our clients on the cutting edge of new innovation. We have our own equipment to host clients and develop applications to host client's web sites. Our equipment includes a Microsoft NT Server and related Internet Information Services ("IIS") software. Its IIS software is a standard Microsoft product that forms the link between our server and the Internet users computer. For example, the web page information for www.scrapbookingmall.com is stored in our server. When an Internet user
     ------------------------
inputs  www.scrapbookingmall.com  into  his browser, our IIS software recognizes
        ------------------------
the  request  and  publishes  the  www.scrapbookingmall.com  information  on the
                                   ------------------------
Internet  users  monitor.

E-commerce solutions. We develop and implement e-commerce applications for high transaction volume revenue generation activities. We both develop custom applications and tailor packaged applications. In developing the user interface, we focus on creating a proprietary brand experience and identity. We deliver to our clients applications that are flexible and easily scalable. Clients require flexibility so that they can easily integrate our solutions with their existing systems, upgrade solutions for technological changes and respond to developments in how business is conducted on the Internet. Scalability is critical to our clients because they often experience significant increases in transaction volume within a short time period. Our current e-commerce solutions include:

-    Shopping  carts;
-    Real-time  card  processing;  and
-    Online  catalogs.

Our  team

We have a network of professional programmers, designers and graphic artists with whom we contract. As our business matures, we may hire personnel in house which will have these skills. At the present time, we have access to the following applications:

-    Visual  Basic;
-    Delphi;
-    Seagate  Crystal  Reports;
-    SQL;
-    Access;
-    ASP  (Active  Server  Pages);
-    Flash;
-    MTS  (Microsoft  Transaction  Server);
-    Windows  NT  Environment;
-    IIS  (Internet  Information  Server).
Our  graphic  designers  create:

-    3D  Renderings;
-    ray-traced  logos  and  animations;
-    contemporary  design;
-    flash  animated  design;  and
-    design  corporate  identity.

Our  Revenue  Structure

Daniel Purtschert is our only employee with substantial information technology experience. He meets with prospective clients and gives them a fixed fee bid to provide needed services. The work of creating the web portal or other service is then sub-contracted out to independent IT professionals at between $20.00 and $50.00 per hour for time worked. The hourly rate depends upon the complexity of the work and the skill level needed to complete the work. The average rate is approximately $35.00 per hour. Other than telephone and other miscellaneous office expense and the salary of Mr.

Purtschert, purchasing sub-contractor time is our only material expense incurred in rendering our services.

As our volume grows, it is possible we will need to hire employees in addition to Mr. Purtschert. Since we are in a position to contract out all labor intensive work, we believe it will not be necessary to employ additional IT trained personnel in the near future.

To date we have not had difficulty locating independent IT professional help to supply our independent contractor needs nor do we foresee a shortage of such help in the future. All arrangements with independent contractors is on a per item, by the hour, basis.

After the creation of a web site or the performance of other service for a set fee, if the client desires ongoing service from us such as maintaining and upgrading a web site on an ongoing basis, it is our plan to charge $75.00 per hour for employee or sub-contractor time incurred.

Our  Market  Opportunity

Our service offerings consist of intranet solutions, web site solutions and e-commerce solutions. Our goal is to become a conspicuous provider of these services to small and emerging businesses that will receive particular benefit from having a web presence, in the Salt Lake City, Provo and Orem, Utah business communities. We expect to generate sales initially by networking through the business contacts of our officers and the directors. We expect to expand marketing activities into print and radio advertising, yellow pages, direct mail, targeted e-mail and other electronic advertising and possibly seminars for small business executives. We also plan to expand our marketing activities into the business communities of the surrounding states once we are an established provider in the Utah area. Thereafter we will further expand our targeted market as the growth of X-Net allows.

In recent months there has been a significant decline in e-commerce in the United States generally. We believe this decline will slow the rate at which we may have otherwise been able to develop our business. We believe, however, that here continues to be sufficient interest in and movement toward e-commerce to justify our business plan and that our marketing efforts will deliver sufficient clientele to eventually achieve profitable business operations.

Competition

We face a high level of competition in each of our service offerings. Our competitors include consulting companies, Internet professional services firms, systems integration firms, application hosting firms and web hosting firms. Barriers to entry in the strategy consulting and systems integration markets are low. Therefore, we expect additional competitors to enter these markets.

Specific competitors in our market area include Inetz which is the largest web developer in the Salt Lake City business market. Another large web developer is Odyssey Web.

Small competitors that we expect to compete with directly include Boyd Interactive and Impact Media.

We expect to compete in the market by offering excellent service at a competitive price. In our business area there are IT (information technology) professionals that are available for part-time work on a sub-contractor basis. Because we are not their main employment and only supply extra money to them for evening and week-end work from their homes, we obtain their skilled labor at a competitive price. This allows us to provide a quality product to our clients at a competitive price. We believe we will be able to fill the technology niche of providing front end, low cost technology services and then being able to carry the client clear through its full e-commerce needs, services which often carry a high price tag from larger firms. We feel if we can control our growth and provide excellent service, our reputation will grow and we will be successful competing in our market.

Government  Regulation

There is a risk that our activities and the Internet generally may become the subject of government regulation in the future or that governments will interpret their laws as having jurisdiction over our business along with others. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

As our web site will be available over the Internet in multiple states and foreign countries, and as the users of the web site are resident in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state or foreign country. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject us to taxes and penalties.

Item  2.  Description  of  Property

The headquarters of X-Net is located at 7666 Keswick Road, Sandy, Utah 84093. Its office space at that location is rented on a month-to-month basis from its president, Stephen B. Utley. The space includes 200 square feet. The rental arrangement commenced on April 1, 2001. The cost to X-Net for the space is $200 per month. At such time as X-Net hires employees other than its officers and directors, it will be necessary for X-Net to obtain other office arrangements. New space will require 650 to 800 square feet and access to high speed Internet hook-up. Otherwise, there will be no special requirements of any future office space. Management does not believe that it will be difficult for it to obtain acceptable office space at an acceptable cost. X-Net does not own or lease any other real property.

Item  3.  Legal  Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item  4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2001, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholders Matters.

Market  Information

There is no public trading market for the common stock of the Company. The Company intends on obtaining a listing for its stock on the OTC Bulleting Board. However, there can be no assurance that it will be able to do so.

There are 1,500,000 outstanding common shares as of April 2, 2002. Of these shares, 400,000 can be sold at the present time under the guidelines of Rule 144 under the Securities Act of 1933. The Company issued no options or warrants for the purchase of shares.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At April 2, 2002, there were 115 shareholders of record holding the Company's common stock.

Recent  Sales  of  Unregistered  Securities

We issued 400,000 common shares of our common stock on February 16, 2001 at a price of $0.05 per share to Mr. Stephen B. Utley and Mr. Daniel P. Simpson, each directors of X-Net. The total proceeds of this sale were $20,000. Mr. Utley is our president and chief executive officer. These shares were issued pursuant to
Section 4(2) of the Securities Act of 1933. The 400,000 shares of common stock are "restricted" shares, as defined in the Securities Act. Mr. Utley was issued 300,000 shares and Mr. Simpson was issued 100,000 shares.

We issued 100,000 common shares of our common stock on or about June 30, 2001 at a price of $0.05 per share to Mr. Stephen B. Utley. The total proceeds of this sale were $5,000. Mr. Utley is our president and chief executive officer and one of our two directors. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. The 100,000 shares of common stock are "restricted" shares, as defined in the Securities Act.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $8,179. During the year we incurred expenses of $33,629. Of these expenses, $13,427 were professional fees associated with the formation of the Company and the registration of our initial public offering. We incurred a net loss from operations of $25,450 for the fiscal year.

Liquidity  and  Capital  Resources

On January 29, 2002, we closed our initial public offering after raising $250,000. These proceeds will be used for operating capital and will meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of these proceeds we will be able to grow the business of the Company and that the Company will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital. It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

Item  7.  Financial  Statements

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                December 31, 2001















________________________________________________________________________________
                                                              Ted A. Madsen, CPA

                                TABLE OF CONTENTS


                                                                    Page Number
                                                                    ------------

Accountant's Report                                                      F-1

Financial Statements:

     Balance Sheet                                                       F-2

     Statement of Operations and Deficit
          Accumulated During the Development Stage                       F-3

     Statement of Changes in Stockholders' Equity (Deficit)              F-4

     Statement of Cash Flows                                             F-5

Notes to the Financial Statements                                        F-6

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of X-Net Services Corporation



We have audited the accompanying balance sheets of X-Net Services Corporation (a Development Stage Company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on February 16, 2001 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Net Services Corporation (a Development Stage Company), as of December 31, 2001, and the results of its operations and cash flows from inception of the development stage on February 16, 2001 through December 31, 2001 in conformity with generally accepted accounting principles.





Ted A. Madsen
January 9, 2002


                                     - F-1 -

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2001




ASSETS


     Cash in bank                                         $ 15,447
     Computer equipment, less accumulated
        depreciation of $647                                 3,237
                                                          ---------

          TOTAL ASSETS                                    $ 18,684
                                                          =========


LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

   Liabilities

     Accounts payable                                     $    134
     Accrued payroll                                        19,000
                                                          ---------
        Total Liabilities                                   19,134

   Stockholders' Equity (Deficit)

     Comon stock, authorized 25,000,000 shares
     at $.001 par value, issued and outstanding
     500,000 shares                                            500

     Additional paid-in capital                             24,500

     (Deficit) accumulated during the development          (25,450)
     stage                                                ---------

        Total Stockholders' Equity (Deficit)                  (450)


          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 18,684
                                                          =========




    The accompanying notes are an integral part of these financial statements.


                                     - F-2 -

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
  FOR THE PERIOD FROM FEBRUARY 16, 2001 (Date of Inception) TO DECEMBER 31, 2001





Income


     Contract Services                                   $   8,179

Expenses

     Depreciation                                              647
     Office supplies                                            73
     Professional fees                                      13,427
     Salaries & wages                                       19,000
     Taxes and licenses                                        482
                                                         ----------

        Total Expenses                                      33,629

Net (loss) before income taxes                             (25,450)

Provision for income taxes - Note C                              -
                                                         ----------

Net (loss)                                               $ (25,450)
                                                         ==========

Net (loss) per common share:

Net (loss)                                               $   (0.05)
                                                         ==========

Weighted average shares outstanding                        500,000
                                                         ==========





    The accompanying notes are an integral part of these financial statements.


                                     - F-3 -

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  FOR THE PERIOD FROM FEBRUARY 16, 2001 (Date of Inception) TO DECEMBER 31, 2001




                                                      Additional
                               Common       Stock       Paid-in    Accumulated
                               Shares       Amount      Capital     (Deficit)     Total
                            ------------  ---------   ----------   -----------  ----------
Balance
February 16, 2001                     -   $      -    $       -    $        -   $       -

Issuance of common stock
for cash @ .05 per share
on February 16, 2001            400,000        400       19,600                    20,000

Issuance of common stock
for cash @ .05 per share
on June 26, 2001                100,000        100        4,900             -       5,000

Net (loss) for period                                                 (25,450)    (25,450)
                            ------------  ---------   ----------   -----------  ----------

Balance,
December 31, 2001               500,000   $    500    $  24,500    $  (25,450)  $    (450)
                            ============  =========   ==========   ===========  ==========







    The accompanying notes are an integral part of these financial statements.


                                     - F-4 -

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF CASH FLOW
                                FOR THE PERIOD FROM
              FEBRUARY 16, 2001 (Date of Inception) TO DECEMBER 31, 2001




CASH  FLOWS  FROM  OPERATING  ACTIVITIES


Net Loss                                                 $  (25,450)
Non-cash items included in net loss
    Depreciation                                                647
    Increase in accounts payable                                134
    Increase is accrued payroll                              19,000
                                                         -----------

      NET CASH FROM (USED) BY OPERATING ACTIVITIES           (5,669)


CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of computer equipment                           (3,884)
                                                         -----------

      NET CASH (USED) BY INVESTING ACTIVITIES                (3,884)


CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from sale of common stock                       25,000

      NET CASH FROM FINANCING ACTIVITIES                     25,000

      NET INCREASE IN CASH                                   15,447

CASH AT BEGINNING OF PERIOD                                       -
                                                         -----------

        CASH AT END OF PERIOD                            $   15,447





    The accompanying notes are an integral part of these financial statements.


                                     - F-5 -

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE A:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

          The Company was incorporated on February 16, 2001 under the laws of the state of Nevada. The business purpose of the Company is to design and develop web pages for internet applications.

          The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B:   ORGANIZATION  COSTS

          The Company incurred costs in the organization of the Company. These costs have been charged to current operations.

NOTE C:   INCOME  TAXES

          No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling 25,924 that may be used to offset future taxable income.

NOTE D:   COMPUTER  EQUIPMENT  AND  DEPRECIATION

          Computer equipment is carried at cost. Expenditures for the maintenance and repair are charged against operations. Renewals and betterments that materially extend the life of the asset are capitalized.

          Depreciation of the equipment is provided for using the straight-line method over the estimated useful lives for both federal income tax and financial reporting.

NOTE E:   ACCRUED  PAYROLL

          The Company entered into an employment agreement with an individual on February 16, 2001. The provisions of the agreement are that the Company will accrue a monthly salary of $2,000 per month that will be payable only when revenues from operations are available for payment of the salary or when funding is received from a public offering to be conducted by the Company. The Company has accrued this liability to December 31, 2001 in the amount of $19,000.

NOTE F:   USE  OF  ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


                                       -F-6-

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2001.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of April 2, 2002 are as follows:

Directors:

Name of Director          Age
--------------------      -----
Stephen B. Utley          60

Daniel P. Simpson         26

Executive  Officers:

Name of Officer          Age     Office
--------------------     -----   -------
Stephen B. Utley          60     President and Chief Executive Officer

Daniel A. Purtschert      28     Vice President and Chief Operating Officer

Daniel P. Simpson         26     Chief Financial Officer, Chief Accounting
                                 Officer, Secretary and Treasurer

Mr. Utley and Mr. Simpson became directors and Mr. Utley, Mr. Purtschert and Mr. Simpson became officers of X-Net on February 16, 2001. The following information sets forth the names of our officers and directors, their present positions, and certain of their biographical information.

Stephen B. Utley is our president, chief executive officer and a member of our board of directors. Mr. Utley has been self employed since 1971. During this time Mr. Utley has owned and operated several small businesses. During the last several years, he has been active as a consultant to small businesses just getting started and who are involved in transactions involving capital formation. Mr. Utley's consulting services include advice to sole proprietors who desire a formal business structure and advice to individuals who desire to go into business. His advice includes an analysis of whether the business entity should be a corporation, a limited liability company or other form of business. He makes introductions to lawyers and accountants for discussion on such matters and for assistance in preparing necessary documentation and filings. He consults further on business matters such as marketing of products. He also makes suggestions as to whether operating capital would be available through lending institutions, the small business administration, venture capitalists or public markets. Through his consulting, Mr. Utley does not involve himself in the actual raising of capital. Mr. Utley devotes his business time to X-Net on an as needed basis. To take care of the administrative duties of the business as president requires that Mr. Utley spend approximately five hours per week. During a period of fund raising or when funds are available for marketing and sales, Mr. Utley expects to spend a total of 25 hours per week on these activities for X-Net Services. Over the long term, Mr. Utley expects the business affairs of X-Net will require approximately 15% of his business time on an ongoing basis.

Daniel P. Simpson is our chief financial officer, chief accounting officer, secretary, treasurer and a member of our board of directors. Beginning in 1996 he attended the University of Utah in Salt Lake City, Utah, where he graduated in 1998 with a BS degree in finance with an emphasis in accounting. In 1998, he founded and served as the president of Mobile Access, Inc., a company specializing in cellular accessories as well as accessory technology. In 1998, he also went to work as an accountant for Intermountain Health Care, a health care provider in Utah with over 24,000 employees and $1.5 billion in annual revenue. He left Intermountain Health Care in 2000 in order to go to work for Burton Lumber and Hardware where he currently serves as the head of human resources. Burton Lumber has over 300 employees and $100 million in annual revenues. Mr. Simpson devotes time to X-Net on an as needed basis. He presently spends approximately two hours per week on X-Net business.

Daniel A. Purtschert is our vice president and chief operating officer. From August 1995 through March 1997, he worked as an executive assistant for Credit Suisse, a financial institution in Lucerne, Switzerland. From April 1997 through September 1997, he served in a managerial position with Luzerner Kantonalbank, another financial institution in Lucerne, Switzerland. In October, 1997, he moved from Switzerland to the United States. From November 1997 through October 1998, Mr. Purtschert worked as a team leader for Firstplus Freedom Mortgage in Salt Lake City, Utah. From November 1998 through January 1999 he was an independent insurance salesman for American Income Life. From February 1999 through July 1999, he was an information technologies manager for MarketingAlly Teleservices of Provo, Utah. In August 1999, he founded Highland Technologies Corporation in Sandy, Utah. He has worked as the president and CEO of Highland Technologies since that time. Highland Technologies is an e-business solutions provider. Mr. Purtschert is required to spend 40% of his business time in the employ of X-Net.

Term  of  Office

Our Directors are appointed for terms of one year to hold office until the next annual general meeting of the holders of our common stock, as provided by the Nevada Revised Statutes, or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant  Employees

We have no significant employees other than the officers and directors described above.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

To the best knowledge of the Company there were no reports required by section 16(a) of the Exchange Act during the most recent fiscal year that were either not filed or not filed on a timely basis. Also, the Company has no knowledge of any transactions that are required to be reported that were not reported on a timely basis.

Item  10.  Executive  Compensation

During the fiscal year ended December 31, 2001, which is the Company's initial fiscal year, no officer or director received any cash or non-cash, direct or indirect compensation from X-Net. The Company did, however, effective February 16, 2001, enter into an employment agreement with Daniel A. Purtschert, a vice president of X-Net, whereby he will receive $2,000 per month for services rendered for X-Net, which salary will be paid if and when the Company has the revenues and/or the capital to do so. During 2001, $19,000 in salary was accrued for Mr. Purtschert under the agreement but not paid. No other officer or director has an employment arrangement with X-Net at the present time.

Item  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth as of April 2, 2002, the number and percentage of the outstanding shares of common stock which were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and
(iv) each person who is the beneficial owner of more than 5% of the outstanding common stock. The persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned.

                  Name and address          Amount of                Percent
Title of class    of beneficial owner       beneficial ownership     of class(1)
--------------    -------------------       --------------------     -----------

Common Stock      Stephen B. Utley              400,000 shares           26.7%
                  7666 Keswick Road
                  Sandy, Utah  84093

Common Stock      Daniel P. Simpson             100,000 shares            6.7%
                  2166 Legacy Drive
                  St. George, Utah  84770

Common Stock      All Officers and Directors    500,000 shares           33.3%
                  as a Group that consists of
                  three people

(1) The percent of class is based on 1,500,000 shares of common stock issued and outstanding as of April 2, 2002.

Item  12.  Certain  Relationships  and  Related  Transactions.

Except as discussed below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction which has or will materially affect us:

1.     Any  of  our  directors  or  officers;
2.     Any  person  proposed  as  a  nominee  for  election  as  a  director;
3. Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
4.     Any  of  our  promoters;
5. Any relative or spouse of any of the foregoing persons who has the same house as such person.

We issued 400,000 common shares of our common stock on February 16, 2001 at a price of $0.05 per share to Mr. Stephen B. Utley and Mr. Daniel P. Simpson, each directors of X-Net. The total proceeds of this sale were $20,000. Mr. Utley is our president and chief executive officer. The 400,000 shares of common stock are "restricted" shares, as defined in the Securities Act. Mr. Utley was issued 300,000 shares and Mr. Simpson was issued 100,000 shares. On or about June 30, 2001, an additional 100,000 shares were issued to Mr. Utley for total cash consideration of $5,000.

                                     PART IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

Exhibits
--------

EXHIBIT
NUMBER             DESCRIPTION
--------           --------------------

 3.1               Articles  of  Incorporation  (1)
 3.2               By-Laws  (1)
 4.1               Share  Certificate(2)
10.1               Employment  Agreement(2)

(1)  Previously  filed as an exhibit to the Company's Form SB-2 on May 24, 2001.
(2)  Previously  filed  as  an  exhibit to the Company's Amendment No. 1 to Form
     SB-2  on  October  3,  2001.

Reports  on  Form  8-K
----------------------

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         X-NET  SERVICES  CORP.

                                         By: /s/ Stephen B. Utley
                                             ___________________________
                                             Stephen B. Utley, President

                                             Date:  April 2, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   /s/ Stephen B. Utley
                                   ________________________________
                                   Stephen B. Utley
                                   Director
                                   Principal Executive Officer
                                   April 2, 2002


                                   /s/ Daniel P. Simpson
                                   ________________________________
                                   Daniel P. Simpson
                                   Director
                                   Principal Financial Officer
                                   Principal Accounting Officer
                                   April 2, 2002