Form 10QSB
period 2002-03-31
X NET SERVICES CORP
filed 2002-05-15
CIK 1138680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  MARCH  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from          to

Commission  File  Number:  000-49722

                              X-NET SERVICES CORP.
                              --------------------
        (Exact name of Small Business Issuer as specified in its charter)


NEVADA                                        87-0671807
------                                        ----------
(State or other jurisdiction of               (IRS Employer
incorporation)                                Identification No.)

7666 KESWICK ROAD
SANDY, UTAH                                   84093
---------------------------------------       ---------
(Address of principal executive offices       (Zip Code)

Issuer's telephone number, including area code  (801) 947-1681
                                                ---------------

                        N/A: UNCHANGED SINCE LAST REPORT
                        --------------------------------

          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 SHARES OF COMMON STOCK AS OF MARCH 31, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                                TABLE OF CONTENTS


                                                            Page Number
                                                            ------------

Financial Statements:

     Balance Sheets                                              5

     Statements of Operations                                    6

     Statement of Changes in Stockholders' Equity                7

     Statements of Cash Flows                                    8

Notes to the Financial Statements                                9


                           X-NET  SERVICES  CORPORATION
                         (A  DEVELOPMENT  STAGE  COMPANY)
                                BALANCE  SHEETS



ASSETS

                                                         March 31   March 31
                                                          2002        2001
                                                        ---------- ----------
    Cash in bank                                        $ 231,528  $   4,824
    Accounts receivable                                     2,490          -
    Computer equipment, less accumulated
      depreciation of $914 and $65 respectively             5,145      3,819
                                                        ---------- ----------

        TOTAL ASSETS                                    $ 239,163  $   8,643
                                                        ========== ==========

LIABILITIES & STOCKHOLDERS' EQUITY

  Liabilities                                           $       -  $       -
                                                        ---------- ----------

      Total Liabilities                                         -          -

  Stockholders' Equity

    Common stock, authorized 25,000,000 shares
      at $.001 par value, issued and outstanding
      1,500,000 and 400,000 shares at March 31,
      2002 and 2001 respectively                            1,500        400

    Additional paid-in capital                            268,392     19,600

    (Deficit) accumulated during the development
      stage                                               (30,729)   (11,357)
                                                        ---------- ----------


      Total Stockholders' Equity                          239,163      8,643
                                                        ---------- ----------


        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 239,163  $   8,643
                                                        ========== ==========



                               X-NET  SERVICES  CORPORATION
                             (A  DEVELOPMENT  STAGE  COMPANY)
                                STATEMENTS  OF  OPERATIONS


                                       February 16,                        February 16,
                                       2001 (date of     Three Months      2001 (date of
                                       inception) to         ended         inception) to
                                       March 31, 2001    March 31, 2002    March 31, 2002
                                      ---------------   ---------------   ---------------
Income

  Contract Services                    $          -      $      3,584      $     11,763

Expenses

  Bank service charges                            -                 6                 6
  Contracted services                             -             2,600             2,600
  Depreciation                                   65               267               914
  Office supplies                                 -                 -                73
  Professional fees                          11,292               500            13,927
  Salaries & wages                                -             6,000            25,000
  Taxes and licenses                              -                 -               482
                                      ---------------   ---------------   ---------------

      Total Expenses                         11,357             9,373            43,002
                                      ---------------   ---------------   ---------------

Net (loss) from operations                  (11,357)           (5,789)          (31,239)

Other Income (Expense)

  Interest income                                 -               510               510
                                      ---------------   ---------------   ---------------

Net (loss) before income taxes              (11,357)           (5,279)          (30,729)

Provision for income taxes - Note C               -                 -                 -
                                      ---------------   ---------------   ---------------

Net (loss)                            $     (11,357)    $      (5,279)    $     (30,729)
                                      ===============   ===============   ===============

Net (loss) per common share:

Net (loss)                            $       (0.03)    $       (0.01)    $       (0.04)
                                      ===============   ===============   ===============

Weighted average shares outstanding         400,000         1,333,333           850,000
                                      ===============   ===============   ===============


                          X-NET  SERVICES  CORPORATION
                        (A  DEVELOPMENT  STAGE  COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 16, 2001 (DATE OF INCEPTION)
                                TO MARCH 31, 2002


                                                Additional


                            Common     Stock     Paid-in   Accumulated
                            Shares     Amount    Capital    (Deficit)     Total
                          ----------  ---------  --------- ----------  ---------
Balance
 February 16, 2001                -   $      -   $      -  $       -   $      -

Issuance of common stock
for cash @ .05 per share
on February 16, 2001        400,000        400     19,600                20,000

Net (loss) for period                                        (11,357)   (11,357)
                          ----------  ---------  --------- ----------  ---------

Balance,
 March 31, 2001             400,000        400     19,600    (11,357)     8,643

Issuance of common stock
for cash @ .05 per share
on June 26, 2001            100,000        100      4,900                 5,000

Net (loss) for period                                        (14,093)   (14,093)
                          ----------  ---------  --------- ----------  ---------

Balance,
December 31, 2001           500,000        500     24,500    (25,450)      (450)

Issuance of common stock
for cash @ .25 per share
under public offering     1,000,000      1,000    243,892              $244,892

Net (loss) for period                                         (5,279)  $ (5,279)
                          ----------  ---------  --------- ----------  ---------

Balance,
 March 31, 2002           1,500,000   $  1,500   $268,392  $ (30,729)  $239,163
                          ==========  =========  ========= ==========  =========



                                  X-  NET  SERVICES  CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS


                                               February 16,                        February 16,
                                              2001 (date of     Three Months      2001 (date of
                                              inception) to         ended         inception) to
                                              March 31, 2001    March 31, 2002    March 31, 2002
                                              ---------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                      $      (11,357)   $       (5,279)   $      (30,729)
Non-cash items included in net loss
  Depreciation                                            65               267               914
  (Increase) in accounts receivable                                     (2,490)           (2,490)
  (Decrease) in accounts payable                                          (134)                -
  (Decrease) is accrued payroll                                        (19,000)                -
                                              ---------------   ---------------   ---------------
    NET CASH FROM (USED) BY OPERATING
     ACTIVITIES                                      (11,292)          (26,636)          (32,305)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of computer equipment                      (3,884)           (2,175)           (6,059)
                                              ---------------   ---------------   ---------------

    NET CASH (USED) BY INVESTING ACTIVITIES           (3,884)           (2,175)           (6,059)


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock                  20,000           244,892           269,892
                                              ---------------   ---------------   ---------------

    NET CASH FROM FINANCING ACTIVITIES                20,000           244,892           269,892

    NET INCREASE IN CASH                               4,824           216,081           231,528

CASH AT BEGINNING OF PERIOD                                -            15,447                 -
                                              ---------------   ---------------   ---------------

      CASH AT END OF PERIOD                   $        4,824    $      231,528    $      231,528
                                              ===============   ===============   ===============


                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE A:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  business  activity  -

The Company was incorporated on February 16, 2001 under the laws of the state of Nevada. The business purpose of the Company is to design and develop web pages for internet applications.

The Company will adopt accounting policies and procedures based upon the nature of future transactions.

Cash  and  cash  equivalents  -

The Company considers all certificates of deposit with maturity of three months or less when purchased to be cash equivalents.

Revenue  recognition  -

The Company recognizes income from contracted services rendered at the time the contracted services are completed

Organization  costs  -

The Company incurred costs in the organization of the Company. These costs have been charged to current operations.

NOTE  B:     PUBLIC  STOCK  OFFERING

In  January  of  2002  the  Company  completed  a  public  stock offering and sold
1,000,000 shares of it's common stock at $0.25 per share and received net proceeds of $244,892 from that offering. The offering costs which were incurred by the Company in connection with the public stock offering were offset against the offering proceeds of the stock offering.

NOTE  C:     INCOME  TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $30,729 and $11,357 at March 31, 2002 and 2001 respectively that may be used to offset future taxable income.

The Company provides for income taxes based on the liability method which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. It is uncertain as to whether the Company will be able to ulitize the net operating losses to offset future income.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2002



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


NOTE  E:     PAYROLL

The Company entered into an employment agreement with an individual on February 16, 2001. The provisions of the agreement are that the Company will accrue a monthly salary of $2,000 per month that will be payable only when revenues from operations are available for payment of the salary or when funding is received from a public offering to be conducted by the Company. The public offering was completed in March of 2002 at which time the individual was paid the amount of $25,000 for services rendered to March 31, 2002.


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The Company provides technological solutions for emerging businesses. These solutions include technological support for:

-    Internal  operations  and  data  base  support;
-    Web  site  design  and  maintenance;  and
- E-commerce solutions necessary for a client to advertise products and/or sell products over the web including shopping carts, real-time card processing and online catalogs.

CALENDAR  YEAR  ENDED  DECEMBER  31,  2001

For the year ended December 31, 2001, we earned revenues of $8,179. During the year we incurred expenses of $33,629. Of these expenses, $13,427 were professional fees associated with the formation of the Company and the registration of our initial public offering. We incurred a net loss from operations of $25,450 for the fiscal year.

CALENDAR  QUARTER  ENDED  MARCH  31,  2002

For the quarter ended March 31, 2002, we earned revenues of $3,584. During the quarter we incurred expenses of $9,373. The Company was incorporated on February 16, 2001, and did not commence business operations until after March 31, 2001. Accordingly, there can be no meaningful comparison between the quarter ended March 31, 2002 and the quarter ended March 31, 2002. We note, however, that during the quarter ended March 31, 2001, we incurred expenses totaling $11,357 which were predominately professional fees associated with the formation of the Company and the registration of our initial public offering. Accordingly, these expenses will not be recurring. Our expenses incurred during the quarter ended March 31, 2002, are predominately recurring operating expenses including salaries. We incurred a net loss from operations of $5,279 for the fiscal quarter ended March 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, we had cash on hand totaling $231,528. This will meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of this operating capital we will be able to grow the business of the Company and that the Company will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital. It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

FORWARD  LOOKING  STATEMENTS

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

             NONE

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

             NONE

ITEM  3.     DEFAULT  UPON  SENIOR  SECURITIES

             NONE

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

             NONE

ITEM  5.     OTHER  INFORMATION

             NONE

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits
             NONE

     (b)     Reports  on  Form  8-K
             NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        X-Net  Services  Corp.


DATED:  May 8, 2002                     By: /s/ Stephen B. Utley
                                            --------------------------------
                                            Stephen B. Utley
                                            Principal Executive Officer


DATED:  May 8, 2002                     By: /s/ Daniel P. Simpson
                                            --------------------------------
                                            Daniel P. Simpson
                                            Principal Accounting Officer