Form 10QSB
period 2002-06-30
X NET SERVICES CORP
filed 2002-08-14
CIK 1138680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

Commission  File  Number:  000-49722

                              X-NET SERVICES CORP.
                              --------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                        87-0671807
------                                        ----------
(State  or  other  jurisdiction  of          (IRS  Employer
incorporation  )                              Identification  No.)

7666  Keswick  Road
Sandy,  Utah                                  84093
-------------------                           ---------
(Address  of  principal  executive  offices   (Zip  Code)

Issuer's  telephone  number,
 including  area  code                        (801)  947-1681
                                              ---------------

                        N/A: Unchanged since last report
                        --------------------------------
            (Former  name, former address and former fiscal year,
                        if changed since last  report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    [X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,500,000 shares of Common Stock as of June 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2002


                        X-NET  SERVICES  CORPORATION
                     (A  DEVELOPMENT  STAGE  COMPANY)
                             BALANCE  SHEETS



ASSETS


                                                   June 30    June 30
                                                    2002       2001
                                                 ----------------------

    Cash in bank                                  $225,982   $  8,465
    Accounts receivable                              4,625          -
    Computer equipment,
     less accumulated
     depreciation of $1,217
     and $260 respectively                           4,842      3,624
                                                 ----------------------

        TOTAL ASSETS                              $235,449   $ 12,089
                                                 ======================



LIABILITIES & STOCKHOLDERS' EQUITY

  Liabilities                                     $      -   $      -

      Total Liabilities                                  -          -

  Stockholders' Equity

    Common stock, authorized 25,000,000 shares
      at $.001 par value, issued and outstanding
      1,500,000 and 500,000 shares at June 30,
      2002 and 2001 respectively                     1,500        500

    Additional paid-in capital                     268,392     24,500

    (Deficit) accumulated during the
     development stage                             (34,443)   (12,911)
                                                 ----------------------

      Total Stockholders' Equity                   235,449     12,089
                                                 ----------------------


        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY
                                                  $235,449   $ 12,089
                                                 ======================












   The accompanying notes are an integral part of these financial statements.


                          X-NET  SERVICES  CORPORATION
                        (A  DEVELOPMENT  STAGE  COMPANY)
                           STATEMENTS  OF  OPERATIONS


                                     February 16, 2001                              February 16, 2001
                                   (date of inception) to    Six Months ended    (date of inception) to
                                      June 30, 2001             June 30, 2002        June 30, 2002
                                   --------------------------  ------------------  ------------------------
Income

  Contract Services                   $                     -   $          16,876   $               25,055

Expenses

  Bank service charges                                      -                   6                        6
  Contracted services                                       -               8,068                    8,068
  Depreciation                                            260                 570                    1,217
  Office supplies                                           -                   -                       73
  Professional fees                                    12,278               6,726                   20,153
  Salaries & wages                                          -              12,000                   31,000
  Taxes and licenses                                      373                   -                      482
                                   --------------------------  ------------------  ------------------------


      Total Expenses                                   12,911              27,370                   60,999
                                   --------------------------  ------------------  ------------------------

Net (loss) from operations                            (12,911)            (10,494)                 (35,944)

Other Income (Expense)

  Interest income                                           -               1,501                    1,501
                                   --------------------------  ------------------  ------------------------

Net (loss) before income taxes                        (12,911)             (8,993)                  34,443)

Provision for income taxes - Note C                         -                   -                        -
                                   --------------------------  ------------------  ------------------------

Net (loss)                            $               (12,911)  $          (8,993)  $              (34,443)
                                   ==========================  ==================  ========================

Net (loss) per common share:

Net (loss)                            $                (0.001)  $           (0.01)  $                (0.04)
                                   ==========================  ==================  ========================

Weighted average shares
outstanding                                           400,000           1,500,000                  786,420
                                   ==========================  ==================  ========================












   The accompanying notes are an integral part of these financial statements.


                         X-NET  SERVICES  CORPORATION
                      (A  DEVELOPMENT  STAGE  COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 16, 2001 (date of inception)
                                TO JUNE 30, 2002


                                                Additional
                           Common     Stock     Paid-in  Accumulated
                           Shares     Amount    Capital   (Deficit)     Total
                          ----------  ---------  --------  ----------  ---------

Balance
 February 16, 2001                -   $      -   $      -  $       -   $      -

Issuance of common stock
for cash @ .05 per share
on February 16, 2001        400,000        400     19,600                20,000

Issuance of common stock
for cash @ .05 per share
on June 26, 2001            100,000        100      4,900                 5,000

Net (loss) for period                                        (12,911)   (12,911)
                          ----------  ---------  --------  ----------  ---------

Balance,
 June 30, 2001              500,000        500     24,500    (12,911)    12,089

Net (loss) for period                                        (12,539)   (12,539)
                          ----------  ---------  --------  ----------  ---------

Balance,
 December 31, 2001          500,000        500     24,500    (25,450)      (450)

Issuance of common stock
for cash @ .25 per share
under public offering     1,000,000      1,000    243,892               244,892

Net (loss) for period                                         (8,993)    (8,993)
                          ----------  ---------  --------  ----------  ---------

Balance,
 June 30, 2002            1,500,000      1,500    268,392    (34,443)   235,449
                          ==========  =========  ========  ==========  =========







   The accompanying notes are an integral part of these financial statements.


                                        X-NET  SERVICES  CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                          STATEMENTS OF CASH FLOWS


                                     February 16, 2001                             February 16, 2001
                                  (date of inception) to    Six Months ended    (date of inception) to
                                      June 30, 2001             June 30, 2002       June 30, 2002
                                      ------------------------  ------------------  ----------------------

CASH FLOWS FROM OPERATING
ACTIVITIES

Net Loss                              $               (12,911)  $          (8,993)  $             (34,443)
Non-cash items included in net loss
  Depreciation                                            260                 570                   1,217
  (Increase) in accounts receivable                    (4,625)             (4,625)
  (Decrease) in accounts payable                                             (134)                      -
  (Decrease) in accrued payroll                                           (19,000)                      -
                                      ------------------------  ------------------  ----------------------

    NET CASH FROM (USED) BY
    OPERATING ACTIVITIES                              (12,651)            (32,182)                (37,851)


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of computer equipment                       (3,884)             (2,175)                 (6,059)
                                      ------------------------  ------------------  ----------------------

    NET CASH (USED) BY
    INVESTING ACTIVITIES                               (3,884)             (2,175)                 (6,059)


CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from sale of
  common stock                                         25,000             244,892                 269,892
                                      ------------------------  ------------------  ----------------------

    NET CASH FROM
    FINANCING ACTIVITIES                               25,000             244,892                 269,892

    NET INCREASE
    IN CASH                                             8,465             210,535                 225,982

CASH AT BEGINNING
 OF PERIOD                                                  -              15,447                       -
                                      ------------------------  ------------------  ----------------------

      CASH AT END
      OF PERIOD                       $                 8,465   $         225,982   $             225,982
                                      ========================  ==================  ======================




               The accompanying notes are an integral part of these financial statements.

                                         X-NET SERVICES CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO THE FINANCIAL STATEMENTS
                                                JUNE 30, 2002


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

NOTE  C:  INCOME  TAXES

          No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $34,443 and $12,911 at June 30, 2002 and 2001 respectively that may be used to offset future taxable income.

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

                                         X-NET SERVICES CORPORATION
                                        (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO THE FINANCIAL STATEMENTS
                                                JUNE 30, 2002



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


NOTE  E:  PAYROLL

          The Company entered into an employment agreement with an individual on February 16, 2001. The provisions of the agreement are that the Company will accrue a monthly salary of $2,000 per month that will be payable only when revenues from operations are available for payment of the salary or when funding is received from a public offering to be conducted by the Company. The public offering was completed in January of 2002 at which time the individual was paid the amount of $25,000 for services rendered to March 31, 2002.


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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The Company provides technological solutions for emerging businesses. These solutions include technological support for:

     *    Internal  operations  and  data  base  support;
     *    Web  site  design  and  maintenance;  and
     * E-commerce solutions necessary for a client to advertise products and/or sell products over the web including shopping carts, real-time card processing and online catalogs.

Calendar  Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $8,179. During the year we incurred expenses of $33,629. Of these expenses, $13,427 were professional fees associated with the formation of the Company and the registration of our initial public offering. We incurred a net loss from operations of $25,450 for the fiscal year.

Six  Month  Period  Ended  June  30,  2002

For the six month period ended June 30, 2002, we earned revenues of $16,876. During the period we incurred expenses of $27,370. The Company was incorporated on February 16, 2001, and did not commence business operations until after June 30, 2001. Accordingly, there can be no meaningful comparison between the six months ended June 30, 2002 and the six months ended June 30, 2002. We note, however, that during the six months ended June 30, 2001, we incurred expenses totaling $12,911 which were predominately professional fees associated with the formation of the Company and the registration of our initial public offering. Accordingly, these expenses will not be recurring. Our expenses incurred during the six months ended June 30, 2002, are predominately recurring operating expenses including salaries. We incurred a net loss from operations of $10,494 for the six month period ended June 30, 2002.

Liquidity  and  Capital  Resources

At June 30, 2002, we had cash on hand totaling $225,982. This will meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of this operating capital we will be able to grow the business of the Company and that the Company will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital. It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

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

     None

ITEM  5.     OTHER  INFORMATION

     None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits
             None

     (b)     Reports  on  Form  8-K
             On April 2, 2002, the Company filed a report on Form 8-K detailing its public offering in the prior quarter as follows:

On January 29, 2002, the Company closed its public offering being conducted under a registration statement in effect on Form SB-2. The registration statement was declared effective by the Securities and Exchange Commission on January 2, 2002. The offering closed with 1,000,000 of the Company's common shares offered and sold for gross proceeds of $250,000. The sales were made to residents of Utah pursuant to a registration by coordination. The 1,000,000 common shares have been issued to the purchasers in the offering.

No other reports on  Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              X-Net  Services  Corp.


DATED:  August  7,  2002           By:  /s/  Stephen  B.  Utley
                                   -------------------------------------
                                   Stephen  B.  Utley
                                   Principal  Executive  Officer


DATED:  August  7,  2002           By:  /s/  Daniel  P.  Simpson
                                    -------------------------------------
                                   Daniel  P.  Simpson
                                   Principal  Accounting  Officer