Form 10QSB
period 2002-09-30
X NET SERVICES CORP
filed 2002-11-15
CIK 1138680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period _________ to


          Commission  File  Number          000-49722
                                            ---------

                              X-NET SERVICES CORP.
           --------------------------------------------------------------
          (Exact name of small Business Issuer as specified in its charter)

Nevada                                              87-0671807
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                      No.)

7666 Keswick Road
Sandy, Utah                                         84093
---------------------------------------             ----------
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:     801-947-1681
                                                    -------------

                                 Not Applicable
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [X]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,500,000 Shares of Common Stock outstanding as of September 30, 2002.

                         PART 1 - FINANCIAL INFORMATION

Item  1.          Financial  Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



ASSETS

                                                 September 30 September 30
                                                      2002        2001
                                                    ---------  ---------
    Cash in bank                                    $221,024   $  7,797
    Accounts receivable                                4,284        850
    Note receivable                                      500          -
    Computer equipment, less accumulated
      depreciation of $1,502 and $455 respectively     4,557      3,429
                                                    ---------  ---------

        TOTAL ASSETS                                $230,365   $ 12,076
                                                    =========  =========



LIABILITIES & STOCKHOLDERS' EQUITY

  Liabilities

    Accrued payroll                                 $      -   $ 13,000
                                                    ---------  ---------

      Total Liabilities                                    -     13,000

  Stockholders' Equity

    Common stock, authorized 25,000,000 shares
      at $.001 par value,
      issued and outstanding
      1,500,000 and 500,000 shares
      at September 30,
      2002 and 2001 respectively                       1,500        500

    Additional paid-in capital                       268,392     24,500

    (Deficit) accumulated during
      the development stage                          (39,527)   (25,924)
                                                    ---------  ---------


      Total Stockholders' Equity                     230,365       (924)
                                                    ---------  ---------


        TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $230,365   $ 12,076
                                                    =========  =========







   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                      February                     February
                                      16, 2001                     16, 2001
                                      (date of   Nine Months        date of
                                 inception) to         ended  inception) to
                                     September     September      September
                                      30, 2001      30, 2002       30, 2002
                                      ---------- -----------  -------------
Income                                       -            -          -

  Contract Services                   $    850   $   18,370   $ 26,549

Expenses

  Bank service charges                       -            6          6
  Contracted services                        -        8,068      8,068
  Depreciation                             455          855      1,502
  Office supplies                           73            -         73
  Professional fees                     12,808        8,033     21,460
  Salaries & wages                      13,000       18,000     37,000
  Taxes and licenses                       438            -        482
                                      ---------- -----------  ---------

      Total Expenses                    26,774       34,962     68,591
                                      ---------- -----------  ---------

Net (loss) from operations             (25,924)     (16,592)   (42,042)

Other Income (Expense)

  Interest income                            -        2,515      2,515
                                      ---------- -----------  ---------

Net (loss) before income taxes         (25,924)     (14,077)   (39,527)

Provision for income taxes - Note C          -            -          -
                                      ---------- -----------  ---------

Net (loss)                            $(25,924)  $  (14,077)  $(39,527)
                                      ========== ===========  =========

Net (loss) per common share:

Net (loss)                            $ (0.050)  $    (0.01)  $  (0.04)
                                      ========== ===========  =========

Weighted average shares outstanding    500,000    1,500,000    786,420
                                      ========== ===========  =========



   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM FEBRUARY 16, 2001 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2002


                                                 Additional
                            Common     Stock     Paid-in   Accumulated
                            Shares     Amount    Capital   (Deficit)     Total
                          ------------------------------------------------------
Balance
 February 16, 2001                -   $      -   $      -  $       -   $      -

Issuance of common stock
for cash @ .05 per share
on February 16, 2001        400,000        400     19,600                20,000

Issuance of common stock
for cash @ .05 per share
on June 26, 2001            100,000        100      4,900                 5,000
                          ------------------------------------------------------

Net Income for period                                        (25,924)   (25,924)
                          ------------------------------------------------------

Balance,
 September 30, 2001         500,000        500     24,500    (25,924)      (924)

Net (loss) for period                                            474        474
                          ------------------------------------------------------

Balance,
 December 31, 2001          500,000        500     24,500    (25,450)      (450)

Issuance of common stock
for cash @ .25 per share
under public offering     1,000,000      1,000    243,892               244,892

Net (loss) for period                                        (14,077)   (14,077)
                          ------------------------------------------------------

Balance,
 September 30, 2002       1,500,000      1,500    268,392    (39,527)   230,365
================================================================================




   The accompanying notes are an integral part of these financial statements.

                           X- NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                      February                     February
                                      16, 2001                     16, 2001
                                      (date of   Nine Months        date of
                                 inception) to         ended  inception) to
                                     September     September      September
                                      30, 2001      30, 2002       30, 2002
                                      ---------- -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                               $ (25,924)  $ (14,077)  $ (39,527)
Non-cash items included in net loss
  Depreciation                               455         855       1,502
  (Increase) in accounts receivable            -      (4,284)     (4,284)
  (Increase) in notes receivable            (850)       (500)       (500)
  (Decrease) in accounts payable               -        (134)          -
  (Decrease) is accrued payroll           13,000     (19,000)          -
                                      ---------- -----------  -----------
    NET CASH FROM (USED) BY
     OPERATING ACTIVITIES                (13,319)    (37,140)    (42,809)
                                      ---------- -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of computer equipment          (3,884)     (2,175)     (6,059)
                                      ---------- -----------  -----------
    NET CASH (USED) BY INVESTING
     ACTIVITIES                           (3,884)     (2,175)     (6,059)

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common stock      25,000     244,892     269,892
                                      ---------- -----------  -----------

    NET CASH FROM FINANCING ACTIVITIES    25,000     244,892     269,892

    NET INCREASE IN CASH                   7,797     205,577     221,024

CASH AT BEGINNING OF PERIOD                    -      15,447           -
                                      ---------- -----------  -----------

      CASH AT END OF PERIOD            $   7,797   $ 221,024   $ 221,024
                                      ========== ============ ===========



   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

NOTE  C:     INCOME  TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $39,527 and $25,924 at September 30, 2002 and 2001 respectively that may be used to offset future taxable income.

The Company provides for income taxes based on the liability method which requires recognition of deferred tax assets and liabilities based on the differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. It is uncertain as to whether the Company will be able to utilize the net operating losses to offset future income.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002



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

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations

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

Nine  Month  Period  Ended  September  30,  2002

For  the  nine  month  period  ended  September  30, 2002, we earned revenues of
$18,370. During the period we incurred expenses of $34,962. The Company was incorporated on February 16, 2001, and did not commence business operations until late in the fiscal year ended December 31, 2001. Accordingly, there can be no meaningful comparison between the nine months ended September 30, 2002 and the nine months ended September 30, 2002. We note, however, that during the nine months ended September 30, 2001, we incurred expenses totalling $26,774 which were predominately professional fees associated with the formation of the Company and the registration of our initial public offering. Accordingly, these expenses will not be recurring. Our expenses incurred during the nine months ended September 30, 2002, are predominately recurring operating expenses including salaries. We incurred a net loss from operations of $16,592 for the nine month period ended September 30, 2002.

Liquidity  and  Capital  Resources

At September 30, 2002, we had cash on hand totalling $221,024. This will meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of this operating capital we will be able to grow the business of the Company and that the Company will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital. It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

Recent  Developments

The Company has entered into an Agreement in Principle with Millennium Industries, Incorporated, a Nevada corporation ("Millennium") whereby the Company will acquire 100% of the issued and outstanding stock of Millennium in exchange for shares of the Company. Following the acquisition the current shareholders of Millennium will own 87.2% of the Company. The Agreement in Principle is not legally binding. The parties are currently negotiating a definitive agreement which will be subject to certain contingencies which must be met by January 31, 2003. Upon consummation of any transaction anticipated by the Agreement in Principle, Millennium will own at least two companies engaged in manufacturing aluminum horse trailers. The Company believes the acquisition provides a greater opportunity for future growth than its current business prospects.

FORWARD  LOOKING  STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.


ITEM 3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Stephen B. Utley. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.



PART II  -  OTHER  INFORMATION


Item 1.  Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item 2.  Changes  in  Securities

We did not complete any sales of our securities during the fiscal quarter ended September 30, 2002.


Item 3.  Defaults  upon  Senior  Securities

None.


Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2002.


Item 5.  Other  Information

None.


Item 6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K

--------------
Exhibit Number                       Description of Exhibit
                   -------------------------------------------------------------

    99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

--------------------------------------------------------------------------------
(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB
--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-NET SERVICES CORP.

Date:  November 14, 2002


By:  /s/ Stephen B. Utley
    ---------------------------------------
     Stephen B. Utley
     President, Secretary, Treasurer and Director
     Chief Executive Officer and Chief Financial Officer
     (Principal Executive Officer)
     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, STEPHEN B. UTLEY, Chief Executive Officer and Chief Financial Officer of X-NET SERVICES CORP. (the "Registrant"), certify that;

(1)  I  have  reviewed  this  quarterly  report  on Form10-QSB of X-NET SERVICES
     CORP.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   /s/ Stephen B. Utley
Date:  November 14, 2002           ___________________________________
                                   (Signature)
                                   President, Secretary and Treasurer
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   ___________________________________
                                   (Title)