Form 10KSB
period 2002-12-31
X NET SERVICES CORP
filed 2003-03-31
CIK 1138680

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  December  31,  2002
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  transition  period  from  _________  to  ____________

Commission  File  No.  000-49722
                       ---------


                              X-NET SERVICES CORP.
                              --------------------
             (Exact name of Registrant as specified in its charter)

          Nevada                                    87 - 0671807
-----------------------------------                 ----------------
(State  or  other  jurisdiction  of                 (I.R.S. Employer
incorporation  or  organization)                    Identification Number)

7666  Keswick  Road
Sandy,  Utah                                        84093
----------------------------------                  -------
(Address of principal executive offices)            (Zip  Code)

Registrant's  telephone  number,  including  area  code:     (801)  947-1681
                                                             ----------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: common shares, par value $0.001

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues  for  2001  were  $18,370.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 18, 2003 is $ 2,332,000.

The number of shares of the issuer's Common Stock outstanding as of March 31, 2003 is 1,500,000.

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

As discussed herein below, on November 1, 2002, X-Net entered into a non-binding Agreement in Principle to acquire Millennium Industries, Incorporated, a Nevada corporation. X-Net is conducting further due diligence with respect to the possible acquisition. In the event the acquisition takes place, the business operations of Millennium Industries, Incorporated will become the predominate business operations of X-Net.

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

Possible Acquisition

On or about November 1, 2002, X-Net entered into an Agreement in Principle with Millennium Industries, Incorporated, a Nevada corporation ("Millennium") whereby X-Net would acquire 100% of the issued and outstanding stock of Millennium in exchange for shares of X-Net. Following the acquisition the current shareholders of Millennium would own 87.2% of X-Net. The Agreement in Principle is not legally binding. The parties are currently negotiating a definitive agreement which will be subject to certain contingencies. Upon consummation of any transaction anticipated by the Agreement in Principle, Millennium will own at least two companies engaged in manufacturing aluminum horse trailers. X-Net believes the acquisition provides a greater opportunity for future growth than its current business prospects.

Item 2.  Description  of  Property

The headquarters of X-Net is located at 7666 Keswick Road, Sandy, Utah 84093. Its office space at that location is rented on a month-to-month basis from its president, Stephen B. Utley. The space includes 200 square feet. The rental arrangement commenced on April 1, 2001. The cost to X-Net for the space is $200 per month

Item 3.  Legal  Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4.  Submission  of  matters  to  a  Vote  of  Security  Holders

There was no matter submitted during the fourth quarter of fiscal year ended December 31, 2002, to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

Market Information

     The common shares of the Company are listed on the OTC Bulletin Board under the symbol XNSV. There was no trading market in the stock prior to the third calendar quarter of 2002. Following is the high and low sales prices for each quarter beginning with the third calendar quarter of 2002 through December 31, 2002. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter            High     Low
-------            ----     ---

Jul - Sep 2002     0.25     0.25
Oct - Dec 2002     0.40     0.25

On the date of this filing, being March 31, 2003, the best bid price of our common shares is $2.00 and the best ask price is $2.25.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

At March 31, 2003, there were approximately 115 shareholders of record holding the Company's common stock.

Item 6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Calendar  Year  Ended  December  31,  2002

For the year ended December 31, 2002, we earned revenues of $18,370. During the year we incurred expenses of $40,903. Of these expenses, $10,388 were professional fees associated with the filing requirements of a public company. We incurred a net loss from operations of $22,533 for the fiscal year.

Calendar Year  Ended  December  31,  2001

For the year ended December 31, 2001, we earned revenues of $8,179. During the year we incurred expenses of $33,629. Of these expenses, $13,427 were professional fees associated with the formation of the Company and the registration of our initial public offering. We incurred a net loss from operations of $25,450 for the fiscal year.

Liquidity  and  Capital  Resources

At December 31, 2002, we had cash on hand totalling $216,708. This will meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of this operating capital we will be able to grow the business of the Company and that the Company will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital. It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

Item 7.  Financial  Statements

                        Index to the Financial Statements
                    As of December 31, 2002 and 2001 and for
         For Each of the Two Years in the Period Ended December 31, 2002



Report  of  Independent  Auditors                                          F-1

Balance  Sheets,  December  31,  2002  and  2001                           F-2

Statement  of  Operations  and  Deficit                                    F-3

Statement  of  Changes  in  Stockholders'  Equity  (Deficit)               F-4

Statement  of  Cash  Flows                                                 F-5
Notes  to  the  Financial  Statements                                      F-6

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


           ___________________________________________________________________
                                                            Ted A. Madsen, CPA

                                TABLE OF CONTENTS


                                                                Page  Number
                                                                ------------

Accountant's  Report                                                  1

Financial  Statements:

     Balance  Sheet                                                   2

     Statement  of  Operations  and  Deficit
           Accumulated  During  the  Development  Stage               3

     Statement  of  Changes  in  Stockholders'  Equity (Deficit)      4

     Statement  of  Cash  Flows                                       5

Notes  to  the  Financial  Statements                                 6

                          INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of X-Net Services Corporation



I have audited the accompanying balance sheets of X-Net Services Corporation (a Development Stage Company) as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage on February 16, 2001 through December 31, 2002 and for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of X-Net Services Corporation (a Development Stage Company), as of December 31, 2002, and the results of its operations and cash flows from inception of the development stage on February 16, 2001 through December 31, 2002 and for the years ended December 31, 2002 and 2001in conformity with generally accepted accounting principles.



/s/ Ted A. Madsen

Ted  A.  Madsen
February  14,  2003

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 30, 2002 AND 2001




ASSETS

                                              2002       2001
                                            --------------------
  Cash in bank                              $216,708   $ 15,447
  Accounts receivable                          4,284          -
  Computer equipment, less accumulated
    depreciation of $1,787
    and $647 respectively                      4,272      3,237
                                            --------------------
      TOTAL ASSETS                          $225,264   $ 18,684
                                            ====================



LIABILITIES & STOCKHOLDERS'
EQUITY (DEFICIT)

  Liabilities

    Accounts payable                        $      -   $    134
    Accrued payroll                                -     19,000
                                            --------------------
      Total Liabilities                            -     19,134

  Stockholders' Equity (Deficit)

    Comon stock, authorized
     25,000,000 shares at
    $.001 par value, issued and
    outstanding 1,500,000 and
    500,000 shares at December
    31, 2002 and 2001 respectively             1,500        500

    Additional paid-in capital               268,392     24,500

    (Deficit) accumulated during the
    development stage                        (44,628)   (25,450)
                                            --------------------
      Total Stockholders' Equity (Deficit)   225,264       (450)
                                            --------------------
      TOTAL LIABILITIES & STOCKHOLDERS'
      EQUITY                                $225,264   $ 18,684
                                            ====================



   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                    (WITH CUMULATIVE FIGURES FROM INCEPTION)


                                                              From  Date
                                                           of  Inception
                                    For the      For the     on February
                                 Year Ended   Year Ended        16, 2001
                                December 31, December 31, to December 31,
                                      2002         2001         2002
                                 ----------------------------------------
Income

  Contract Services              $   18,370   $  8,179   $   26,549

Expenses

  Bank service charges                    7          -            7
  Contracted services                 9,268          -        9,268
  Depreciation                        1,140        647        1,787
  Office supplies                         -         73           73
  Professional fees                  10,388     13,427       23,815
  Salaries & wages                   20,000     19,000       39,000
  Taxes and licenses                    100        482          582
                                 -----------------------------------
      Total Expenses                 40,903     33,629       74,532

Net (loss) before income taxes      (22,533)   (25,450)     (47,983)

Other Income (Expense)

  Interest Income                     3,355          -        3,355

Provision for income taxes
 - Note C                                 -          -            -
                                 -----------------------------------

Net (loss)                       $  (19,178)  $(25,450)  $  (44,628)
                                 ===================================

Net (loss) per common
share:

Net (loss)                       $    (0.01)  $  (0.05)  $    (0.05)
                                 ===================================
Weighted average shares
outstanding                       1,500,000    500,000    1,025,000
                                 ===================================



   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
            FOR THE PERIOD FROM FEBRUARY 16, 2001 (Date of Inception)
                              TO DECEMBER 31, 2002




                                              Additional
                         Common     Stock     Paid-in    Accumulated
                         Shares     Amount    Capital   (Deficit)     Total
                       ------------------------------------------------------
Balance
 February 16, 2001             -   $      -   $      -  $       -   $      -

Issuance of common
stock for cash
@ .05 per share
on February 16, 2001     400,000        400     19,600          -     20,000

Issuance of common
stock for cash @ .
05 per share
on June 26, 2001         100,000        100      4,900          -      5,000

Net (loss) for period                                     (25,450)   (25,450)
                       ------------------------------------------------------

Balance,
 December 31, 2001       500,000        500     24,500    (25,450)      (450)

Issuance of common
stock for
cash @ .25 per
share under
public offering,
less offering costs    1,000,000      1,000    243,892          -    244,892

Net (loss) for period                                     (19,178)   (19,178)
                       ------------------------------------------------------


Balance,
 December 31, 2002     1,500,000   $  1,500   $268,392  $ (44,628)  $225,264
                       ======================================================



   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM FEBRUARY 16, 2001 (Date of Inception)
                              TO DECEMBER 31, 2002



                                                                  From Date
                                                               of Inception
                                        For the     For the     on February
                                     Year Ended  Year Ended        16, 2001
                                       December    December     to December
                                      31, 2002     31, 2001        31, 2002
                                     ---------------------------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                             $ (19,178)  $ (25,450)  $ (44,628)
Non-cash items included in net loss
  Depreciation                           1,140         647       1,787
  (Increase) in accounts
   receivable                           (4,284)          -      (4,284)
  (Decrease) Increase in
  accounts payable                        (134)        134           -
  (Decrease) Increase in
  accrued payroll                      (19,000)     19,000           -
                                     ----------------------------------
    NET CASH FROM (USED) BY
    OPERATING ACTIVITIES               (41,456)     (5,669)    (47,125)


CASH FLOWS FROM
INVESTING ACTIVITIES

  Purchase of computer
  equipment                             (2,175)     (3,884)     (6,059)
                                     ----------------------------------
    NET CASH (USED) BY
     INVESTING ACTIVITIES               (2,175)     (3,884)     (6,059)


CASH FLOWS FROM
FINANCING ACTIVITIES

  Proceeds from sale
  of common stock                      244,892      25,000     269,892
                                     ----------------------------------

    NET CASH FROM FINANCING
    ACTIVITIES                         244,892      25,000     269,892

    NET INCREASE IN CASH               201,261      15,447     216,708

CASH AT BEGINNING
OF PERIOD                               15,447           -           -
                                     ----------------------------------

      CASH AT END
      OF PERIOD                      $ 216,708   $  15,447   $ 216,708
                                     ==================================




   The accompanying notes are an integral part of these financial statements.

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 30, 2002 AND 2001


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

NOTE  C:     INCOME  TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $44,628 and $25,924 at December 31, 2002 and 2001 respectively that may be used to offset future taxable income.

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

                           X-NET SERVICES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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


NOTE  E:     PAYROLL

The Company entered into an employment agreement with an individual on February 16, 2001. The provisions of the agreement are that the Company will accrue a monthly salary of $2,000 per month that will be payable only when revenues from operations are available for payment of the salary or when funding is received from a public offering to be conducted by the Company. The public offering was completed in January of 2002 at which time the individual was paid the amount of $25,000 for services rendered to March 31, 2002. This employment agreement was terminated October 31, 2002.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures during the fiscal year ended December 31, 2002.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of March 31, 2003 are as follows:

Directors:

Name of Director             Age
----------------------       -----
Stephen B. Utley             61

Executive Officers:

Name of Officer              Age     Office
--------------------         -----   -------
Stephen B. Utley             60      President, Secretary, Treasurer and Chief
                                     Executive  Officer and Chief Financial
                                     Officer

Daniel A. Purtschert         29      Vice  President and Chief Operating
                                     Officer

Mr. Utley became a director and Mr. Utley and Mr. Purtschert became officers of X-Net on February 16, 2001. The following information sets forth the names of our officers and directors, their present positions, and certain of their biographical information.


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

Item 10.  Executive  Compensation

The following table sets forth compensation information for our officers and directors.

                            Annual Compensation Table


                         Annual Compensation      Long Term Compensation
                    ----------------------------  ------------------------
                                            Other                           All
                                           Annual                          Other
                                            Com-                            Com-
                                            pen-  Restricted                pen-
                  Fiscal                    sa-   Stock   Options/  LTIP    sa-
Name     Title     Year     Salary  Bonus   tion  Awarded SARs*(#)payouts($)tion
----     -----   ---------  ------  -----  ------ ------- ------- --------- ----
Stephen  Pres,   2000-2001    0       0       0      0       0       0       0
B.       Sec,    2001-2002    0       0       0      0       0       0       0
Utley    Treas,
         CEO, and
         Director

Daniel   Former  2000-2001    0       0       0      0       0       0       0
P.       Officer 2001-2002    0       0       0      0       0       0       0
Simpson  and
         Director

Daniel   Vice    2000-2001  $19,000   0       0      0       0       0       0
A.       Pres,   2001-2002  $20,000   0       0      0       0       0       0
Purtschert
         and COO,


Item 11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth as of March 31, 2003, the number and percentage of the outstanding shares of common stock which were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding common stock. The persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned.

                                             Amount of
                     Name and address        beneficial            Percent
Title of class       of beneficial owner     ownership             of  class(1)
----------------     -------------------     --------------------  ------------
Common Stock         Stephen  B.  Utley      400,000 shares        26.7%
                     7666 Keswick Road
                     Sandy, Utah  84093

Common Stock         Daniel P. Simpson       100,000 shares         6.7%
                     2166 Legacy Drive
                     St. George, Utah  84770

Common Stock         All Officers and        400,000 shares        26.7%
                     Directors as a Group
                     that consists of
                     two people

(1) The percent of class is based on 1,500,000 shares of common stock issued and outstanding as of March 31, 2003.

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

We issued 400,000 common shares of our common stock on February 16, 2001 at a price of $0.05 per share to Mr. Stephen B. Utley and Mr. Daniel P. Simpson, each directors of X-Net at the time the shares were issued. The total proceeds of this sale were $20,000. Mr. Utley is our president and chief executive officer. The 400,000 shares of common stock are "restricted" shares, as defined in the Securities Act. Mr. Utley was issued 300,000 shares and Mr. Simpson was issued 100,000 shares. On or about June 30, 2001, an additional 100,000 shares were issued to Mr. Utley for total cash consideration of $5,000.

                                     PART IV

Item 13.  Exhibits  and  Reports  on  Form  8-K

Exhibits
--------

EXHIBIT
NUMBER        DESCRIPTION
---------     --------------------

   3.1        Articles  of  Incorporation  (1)
   3.2        By-Laws  (1)
   4.1        Share  Certificate(2)

(1)  Previously  filed as an exhibit to the Company's Form SB-2 on May 24, 2001.
(2) Previously filed as an exhibit to the Company's Amendment No. 1 to Form SB-2 on October 3, 2001.

Reports  on  Form  8-K
----------------------

None

Item 14.  Controls  and  Procedures.

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Stephen B. Utley. Based upon that evaluation, our Chief
Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us which is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


                                        X-NET SERVICES CORP.

                                        By:  /s/ Stephen B. Utley
                                             ________________________
                                             Stephen B. Utley, President

                                        Date:  March 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       /s/ Stephen B. Utley
                                       _____________________________
                                       Stephen B. Utley
                                       Sole Director
                                       Principal Executive Officer
                                       Principal Financial Officer
                                       Principal Accounting Officer
                                       March 31, 2003

                                 CERTIFICATIONS

I,  Stephen  B.  Utley,  certify  that;

(1)  I  have  reviewed this annual report on Form10-KSB of X-Net Services Corp.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 31, 2003                  /s/ Stephen B. Utley
                                        _______________________________
                                        Stephen B. Utley
                                        Principal Executive Officer
                                        Principal Financial Officer