Form 10QSB
period 2003-03-31
X NET SERVICES CORP
filed 2003-05-20
CIK 1138680

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2003

[   ] Transition Report pursuant to 13 or 15(d) of the
Securities Exchange Act of 1934

      For the transition period              to
                               --------------

        Commission File Number     000-49722
                                ---------------

                             X-NET SERVICES CORP.

      -----------------------------------------------------------------
      (Exact name of small Business Issuer as specified in its charter)

Nevada                                      87-0671807

-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

7666 Keswick Road
Sandy, Utah                                 84093

----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:     801-947-1681

                                                    ---------------

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days  [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,500,000 Shares of Common Stock outstanding as of March 31, 2003.

                      PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                          MARCH 31, 2003 and 2002

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                                             March 31           March 31
                                               2003               2002
                                           ------------       ------------
ASSETS

  Cash in bank                             $   201,498        $   231,528
  Accounts receivable                            4,284              2,490
  Note receivable - Note G                      15,000               -
  Computer equipment, less accumulated
   depreciation of $2,090 and $914
   respectively                                  3,969              5,145
                                           ------------       ------------

TOTAL ASSETS                               $   224,751        $   239,163
                                           ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

  Liabilities                              $      -           $      -
                                           ------------       ------------

    Total Liabilities                           -                  -

  Stockholders' Equity

    Common stock, authorized 25,000,000
     shares at $.001 par value, issued and
     outstanding 1,500,000 shares at March
     31, 2003 and 2002                           1,500              1,500

  Additional paid-in capital                   268,392            268,392

  (Deficit) accumulated during the
   development stage                           (45,141)           (30,729)
                                           ------------       ------------

    Total Stockholders' Equity                 224,751            239,163
                                           ------------       ------------

      TOTAL LIABILITIES & STOCKHOLDERS'
       EQUITY                              $   224,751        $   239,163
                                           ============       ============

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS

                    February 16, 2001                       February 16, 2001
                   (date of inception)  Three Months ended (date of inception)
                    to March 31, 2002     March 31, 2003    to March 31, 2003
                   -------------------  ------------------  -----------------

Income

  Contract Services  $        11,763      $         -         $      26,549

Expenses

  Bank service charges             6                  31                 38
  Contracted services          2,600                -                 9,268
  Depreciation                   914                 303              2,090
  Office supplies                 73                -                    73
  Professional fees           13,927                 795             24,610
  Salaries & wages            25,000                -                39,000
  Taxes and licenses             482                -                   582
                   -------------------  ------------------  -----------------

    Total Expenses            43,002               1,129             75,661
                   -------------------  ------------------  -----------------

Net (loss) from
 operations                  (31,239)             (1,129)           (49,112)

Other Income (Expense)

  Interest income                510                 616              3,971
                   -------------------  ------------------  -----------------

Net (loss) before
 income taxes                (30,729)               (513)           (45,141)

Provision for income
 taxes - Note C                 -                   -                  -
                   -------------------  ------------------  -----------------

Net (loss)           $       (30,729)     $         (513)     $     (45,141)
                   ===================  ==================  =================

Net (loss) per
 common share:

Net (loss)           $         (0.04)     $        (0.00)     $       (0.05)
                   ===================  ==================  =================

Weighted average
 shares outstanding          850,000           1,500,000            925,000
                   ===================  ==================  =================

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM FEBRUARY 16, 2001
                    (date of inception) TO MARCH 31, 2003

                                          Additional
                   Common      Stock       Paid-in    Accumulated
                   Shares      Amount      Capital     (Deficit)      Total
                 ----------  ----------  -----------  -----------  ----------

Balance
 February 16, 2001     -      $   -       $     -      $     -     $    -

Issuance of common
 stock for cash @
 .05 per share on
 February 16, 2001  400,000        400        19,600                  20,000

Issuance of common
 stock for cash @
 .05 per share on
 June 26, 2001      100,000        100         4,900                   5,000

Net (loss) for
 period                                                  (25,450)    (25,450)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 December 31, 2001  500,000        500        24,500     (25,450)       (450)

Issuance of common
 stock for cash @
 .25 per share
 under public
 offering         1,000,000      1,000       243,892                 244,892

Net (loss) for
 period                                                   (5,279)     (5,279)

                 ----------  ----------  -----------  -----------  ----------

Balance,
 March 31, 2002   1,500,000      1,500       268,392     (30,729)    239,163

Net (loss) for
 period                                                  (13,899)    (13,899)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 December 31,
 2002             1,500,000      1,500       268,392     (44,628)    225,264
Net (loss) for
 period                                                     (513)       (513)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 March 31, 2003   1,500,000   $  1,500    $  268,392   $ (45,141)  $ 224,751
                 ==========  ==========  ===========  ===========  =========

                         X- NET SERVICES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                              February 16,                      February 16,
                             2001 (date of     Three Months    2001 (date of
                             inception) to        ended        inception) to
                             March 31, 2002   March 31, 2003   March 31, 2003
                             --------------   --------------   --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net Loss                      $    (30,729)    $       (513)    $    (45,141)
Non-cash items included in
 net loss
  Depreciation                         914              303            2,090
  (Increase) in accounts
   receivable                       (2,490)            -              (4,284)
  (Increase) in notes
   receivable                         -             (15,000)         (15,000)
                             --------------   --------------   --------------

    NET CASH FROM (USED) BY
     OPERATING ACTIVITIES          (32,305)         (15,210)         (62,335)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of computer
   equipment                        (6,059)            -              (6,059)
                             --------------   --------------   --------------

    NET CASH (USED) BY
     INVESTING ACTIVITIES           (6,059)            -              (6,059)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from sale of
   common stock                    269,892             -             269,892
                             --------------   --------------   --------------

    NET CASH FROM FINANCING
     ACTIVITIES                    269,892             -             269,892

    NET INCREASE IN CASH           231,528          (15,210)         201,498

CASH AT BEGINNING OF PERIOD           -             216,708             -
                             --------------   --------------   --------------

      CASH AT END OF PERIOD   $    231,528     $    201,498     $    201,498
                             ==============   ==============   ==============

                         X-NET SERVICES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 2003

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

NOTE C:  INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $45,141 and $30,729 at March 31, 2003 and 2002 respectively that may be used to offset future taxable income.

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

                         X-NET SERVICES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO THE FINANCIAL STATEMENTS
                                MARCH 31, 2003

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

NOTE F:  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions hat affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financials statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE G:  NOTE RECEIVABLE

The Company advance $15,000 to a development stage company in February of 2003. The note is to be repaid within ninety (90) days from the date of the note.

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

Three Month Period Ended March 31, 2003

The Company had no revenues for the three month period ended March 31, 2003. During the same time, it incurred expenses of $1,129. The Company has lost the services of Mr. Daniel Purtschert who conducted our Internet service provider business. Management is hopeful the Company can consummate the transaction discussed under Recent Developments below and focus its business pursuits in the areas discussed. If not, it will be necessary for the Company to replace Mr. Purtschert and continue to pursue its business plan as an Internet service provider.

Liquidity and Capital Resources

At March 31, 2003, we had cash on hand totalling $201,498. This will meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of this operating capital we will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital. It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended March 31, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended March 31, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

-------
Exhibit
Number                            Description of Exhibit
-------     -----------------------------------------------------------------

 99.1       Certification of Chief Executive Officer and Chief
            Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
            Oxley Act of 2002(1)

-----------------------------------------------------------------------------

  (1)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB

-----------------------------------------------------------------------------

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-NET SERVICES CORP.

Date:  May 1, 2003

By:   /s/ Stephen B. Utley
     ------------------------------
     Stephen B. Utley
     Principal Executive Officer
     Principal Financial Officer
     Chief Accounting Officer

                              CERTIFICATIONS

I, STEPHEN B. UTLEY, Principal Executive Officer and Principal
Financial Officer of X-NET SERVICES CORP. (the "Registrant"), certify that;

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

Date: May 1, 2003

       /s/ Stephen B. Utley
      ------------------------------
      Stephen B. Utley
      Principal Executive Officer
      Principal Financial Officer