Form 10QSB
period 2003-06-30
X NET SERVICES CORP
filed 2003-08-19
CIK 1138680

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2003

[   ] Transition Report pursuant to 13 or 15(d) of the
Securities Exchange Act of 1934

      For the transition period              to
                               --------------

        Commission File Number     000-49722
                                ---------------

                             X-NET SERVICES CORP.

      -----------------------------------------------------------------
      (Exact name of small Business Issuer as specified in its charter)

Nevada                                      87-0671807

-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

13537 Jackson Street
Thornton, Colorado                            80241

----------------------------------------    ----------
(Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:     303-453-1127
                                                  ---------------

                   7666 Keswick Road, Sandy, Utah  84093
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,500,000 Shares of Common Stock outstanding as of August 19, 2003.

                      PART 1 - FINANCIAL INFORMATION
Item 1.  Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                            FINANCIAL STATEMENTS
                          JUNE 30, 2003 and 2002

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                                             June 30            June 30
                                               2003               2002
                                           ------------       ------------
ASSETS

  Cash in bank                             $   201,130        $   225,982
  Accounts receivable                            4,284              4,625
  Note receivable - Note G                      15,000               -
  Computer equipment, less accumulated
   depreciation of $2,393 and $1,217
   respectively                                  3,666              4,842
                                           ------------       ------------

TOTAL ASSETS                               $   224,080        $   235,449
                                           ============       ============

LIABILITIES & STOCKHOLDERS' EQUITY

  Liabilities                              $      -           $      -
                                           ------------       ------------

    Total Liabilities                           -                  -

  Stockholders' Equity

    Common stock, authorized 25,000,000
     shares at $.001 par value, issued and
     outstanding 1,500,000 and 500,000
     shares at June 30, 2003 and 2002
     respectively                                1,500              1,500

  Additional paid-in capital                   268,392            268,392

  (Deficit) accumulated during the
   development stage                           (45,812)           (34,443)
                                           ------------       ------------

    Total Stockholders' Equity                 224,080            235,449
                                           ------------       ------------

      TOTAL LIABILITIES & STOCKHOLDERS'
       EQUITY                              $   224,080        $   235,449
                                           ============       ============

   The accompanying notes are an integral part of these financial statements

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS

                    February 16, 2001                       February 16, 2001
                   (date of inception)   Six Months ended (date of inception)
                    to June 30, 2002     June 30, 2003      to June 30, 2003
                   -------------------  ------------------  -----------------

Income

  Contract Services  $        25,055      $         -         $      26,549

Expenses

  Bank service charges             6                  42                 49
  Contracted services          8,068                -                 9,268
  Depreciation                 1,217                 606              2,393
  Office supplies                 73                -                    73
  Professional fees           20,153               1,640             25,455
  Salaries & wages            31,000                -                39,000
  Taxes and licenses             482                -                   582
                   -------------------  ------------------  -----------------

    Total Expenses            60,999               2,288             76,820
                   -------------------  ------------------  -----------------

Net (loss) from
 operations                  (35,944)             (2,288)           (50,271)

Other Income (Expense)

  Interest income              1,501               1,104              4,459
                   -------------------  ------------------  -----------------

Net (loss) before
 income taxes                (34,443)             (1,184)           (45,812)

Provision for income
 taxes - Note C                 -                   -                  -
                   -------------------  ------------------  -----------------

Net (loss)           $       (34,443)     $       (1,184)     $     (45,812)
                   ===================  ==================  =================

Net (loss) per
 common share:

Net (loss)           $         (0.04)     $        (0.00)     $      (0.001)
                   ===================  ==================  =================

Weighted average
 shares outstanding          786,420           1,500,000            945,000
                   ===================  ==================  =================


The accompanying notes are an integral part of these financial statements

                         X-NET SERVICES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE PERIOD FROM FEBRUARY 16, 2001
                    (date of inception) TO JUNE 30, 2003

                                          Additional
                   Common      Stock       Paid-in    Accumulated
                   Shares      Amount      Capital     (Deficit)      Total
                 ----------  ----------  -----------  -----------  ----------

Balance
 February 16, 2001     -      $   -       $     -      $     -     $    -

Issuance of common
 stock for cash @
 .05 per share on
 February 16, 2001  400,000        400        19,600                  20,000

Issuance of common
 stock for cash @
 .05 per share on
 June 26, 2001      100,000        100         4,900                   5,000

Net (loss) for  period                                    (12,911)   (12,911)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 June 30, 2001      500,000        500        24,500     (12,911)     12,089

Net (loss) for  period                                   (12,539)    (12,539)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 December 31, 2001  500,000        500        24,500     (25,450)       (450)

Issuance of common
 stock for cash @
 .25 per share
 under public
 offering         1,000,000      1,000       243,892                 244,892

Net (loss) for
 period                                                   (8,993)     (8,993)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 June 30, 2002    1,500,000      1,500       268,392     (34,443)    235,449

Net (loss) for
 period                                                  (10,185)    (10,185)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 December 31,
 2002             1,500,000      1,500       268,392     (44,628)    225,264
Net (loss) for
 period                                                   (1,184)     (1,184)
                 ----------  ----------  -----------  -----------  ----------

Balance,
 June 30, 2003    1,500,000   $  1,500    $  268,392   $ (45,812)  $ 224,080
                 ==========  ==========  ===========  ===========  =========

The accompanying notes are an integral part of these financial statements

                         X- NET SERVICES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS

                              February 16,                      February 16,
                             2001 (date of      Six Months     2001 (date of
                             inception) to        ended        inception) to
                             June 30, 2002    June 30, 2003    June 30, 2003
                             --------------   --------------   --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net Loss                      $    (34,443)    $     (1,184)    $    (45,812)
Non-cash items included in
 net loss
  Depreciation                       1,217              606            2,393
  (Increase) in accounts
   receivable                       (4,625)            -              (4,284)
  (Increase) in notes
   receivable                         -             (15,000)         (15,000)
                             --------------   --------------   --------------

    NET CASH FROM (USED) BY
     OPERATING ACTIVITIES          (37,851)         (15,578)         (62,703)

CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of computer
   equipment                        (6,059)            -              (6,059)
                             --------------   --------------   --------------

    NET CASH (USED) BY
     INVESTING ACTIVITIES           (6,059)            -              (6,059)

CASH FLOWS FROM FINANCING
 ACTIVITIES

  Proceeds from sale of
   common stock                    269,892             -             269,892
                             --------------   --------------   --------------

    NET CASH FROM FINANCING
     ACTIVITIES                    269,892             -             269,892

    NET INCREASE IN CASH           225,982          (15,578)         201,130

CASH AT BEGINNING OF PERIOD           -             216,708             -
                             --------------   --------------   --------------

      CASH AT END OF PERIOD   $    225,982     $    201,130     $    201,130
                             ==============   ==============   ==============

The accompanying notes are an integral part of these financial statements

                    X-NET SERVICES CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                NOTES TO THE FINANCIAL STATEMENTS
                        JUNE 30, 2003


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

NOTE B:     PUBLIC STOCK OFFERING

In January of 2002 the Company completed a public stock offering and sold 1,000,000 shares of it?s common stock at $0.25 per share and received net proceeds of $244,892 from that offering. The offering costs which were incurred by the Company in connection with the public stock offering were offset against the offering proceeds of the stock offering.

NOTE C:     INCOME TAXES

No provision for income taxes has been recorded in the financial statements as the Company has incurred net operating losses from the date of inception through the current year. The Company has net operating losses totaling $45,812 and $34,443 at June 30, 2003 and 2002 respectively that may be used to offset future taxable income.

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

               X-NET SERVICES CORPORATION
              (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE FINANCIAL STATEMENTS
                    JUNE 30, 2003

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

NOTE G:     NOTE RECEIVABLE

The Company advanced $15,000 to a development stage company in February of 2003. The note was to be repaid within ninety (90) days from the date of the note. The note was extended for an additional ninety (90) days.

NOTE H:     SUBSEQUENT EVENT

On July 31, 2003 the Company entered into an agreement whereby the Company will issue 10,200,000 shares of common stock in exchange for all of the common stock of Third
Millennium Industries, Inc.  Third Millennium Industries,
Inc. is in the custom trailer industry with particular emphasis on equestrian trailers. The acquisition is expected to be finalized prior to September 1, 2003.

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

Six Month Period Ended June 30, 2003

The Company had no revenues for the three month period ended June
30, 2003. Management is hopeful the Company can consummate the transaction discussed under Recent Developments below and focus its business pursuits in the areas discussed. If not, it will be necessary for the Company to continue to pursue its business plan as an Internet service provider.

Liquidity and Capital Resources

The Company has cash on hand necessary to meet the marketing and operational needs of the Company for the next 12 months. We believe through the use of this operating capital we will be able to meet its expenses from operating revenues 12 months from now. If this is not the case, the Company will need to raise additional capital.
It is unknown at the present time from what source or sources that capital may be available or if capital will be available at all.

Recent Developments

On or about November 1, 2002, X-Net entered into an Agreement in Principle with Millennium Industries, Incorporated, a Nevada corporation ("Millennium") whereby X-Net would acquire 100% of the issued and outstanding stock of Millennium in exchange for shares of X-Net. Following the acquisition the current shareholders of Millennium would own 87.2% of X-Net. In July, 2003, the parties entered into a definitive agreement which is subject to certain contingencies. The Company believes, however, that the contingencies will be satisfied and the Company will acquire Millennium before the end of August, 2003. At the present time

Millennium has the rights to acquire or has acquired three companies engaged in manufacturing aluminum horse trailers and is negotiating for a fourth. X-Net believes the acquisition provides a greater opportunity for future growth than its current business prospects.

FORWARD LOOKING STATEMENTS

Except for the historical information and discussions contained herein, statements contained in this Form 10-QSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, statements of assumptions underlying any of the foregoing and other risks, uncertainties and factors, including without limitation the potential acquisition of Millennium, discussed elsewhere in this Form 10-QSB or in the Companys other filings with the Securities and Exchange Commission.

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Stephen D. Utley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Changes in Securities

We did not complete any sales of our securities during the fiscal quarter ended June 30, 2003.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended June 30, 2003.

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

-----------------------------------------------------------------------------

  (1)  Filed as an Exhibit to this Quarterly Report on Form 10-QSB

-----------------------------------------------------------------------------

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003.

                                SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

X-NET SERVICES CORP.

Date:  August 19, 2003

By:   /s/ Stephen D. Utley
     ------------------------------
     Stephen D. Utley
     Principal Executive Officer
     Principal Financial Officer
     Chief Accounting Officer

                              CERTIFICATIONS

I, STEPHEN D. UTLEY, Principal Executive Officer and Principal
Financial Officer of X-NET SERVICES CORP. (the "Registrant"), certify that;

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

Date: August 19, 2003

       /s/ Stephen D. Utley
      ------------------------------
      Stephen D. Utley
      Principal Executive Officer
      Principal Financial Officer