Form 10QSB
period 2003-09-30
THIRD MELLENNIUM INDUSTRIES INC
filed 2003-11-26
CIK 1138680

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO ______________________


                        Commission file number 000-49722

                        THIRD MILLENNIUM INDUSTRIES, INC.
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)

          NEVADA                                                87-0671807
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 4933 E. Highway 60, Rogersville, MO                             65742
----------------------------------------                      ------------
(Address of principal executive offices)                       (Zip Code)

                                 (417) 890-6566
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date As of November 14, 2003, the issuer had outstanding 11,700,000 shares of common stock, par value $0.001.

Transitional Small Business Disclosure Format

(Check one): Yes [ ] No [X]

                           FORWARD LOOKING STATEMENTS

This report contains "forward-looking" statements including statements that describe the proposed operations of the Company and its subsidiaries and statements with respect to their future strategic plans, goals and objectives. Any forward-looking statements, including those regarding the Company's or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results and involve risks and uncertainties, such as those discussed under the caption "Risk Factors" in the Company's current report on Form 8-K filed September 4, 2003. The forward-looking statements are based on present circumstances and on the Company's predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences and timing than those now assumed or anticipated. Any forward-looking statements are made only as of the date of this report and the Company assumes no obligation to update or revise forward-looking statements to reflect subsequent events or circumstances.

         Part I--Financial Information

Item 1. Financial Statements

Third Millennium Industries, Inc. (the "Company" or the "Issuer"), files herewith its unaudited consolidated balance sheets as of September 30, 2003 and December 31, 2002, the related unaudited consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, the consolidated statement of stockholders' equity for the period from inception on February 11, 2002 to September 30, 2003, and the related unaudited consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Company and its subsidiaries included in its current report on Form 8-K, which was filed with the Commission on September 4, 2003. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

                                      THIRD MILLENNIUM INDUSTRIES, INC.
                                              AND SUBSIDIARIES
                                         Consolidated Balance Sheets
                                                 (Unaudited)

                                                   ASSETS

                                                                       September 30, 2003            December 31, 2002
                                                                       ------------------            -----------------
Current Assets

 Cash                                                                   $        63,238               $         7,204
 Accounts receivable, net                                                       408,301                             -
 Advances to stockholders                                                       178,676                       104,467
 Inventories                                                                  4,349,548                             -
                                                                        ---------------               ---------------

    Total Current Assets                                                      4,999,763                       111,671

Property and equipment net of accumulated depreciation                          666,994                         5,876

Other long term assets, net                                                     145,990                        13,545
                                                                        ---------------               ---------------

       Total Assets                                                     $     5,812,747               $       131,092
                                                                        ===============               ===============

                            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities

 Accounts payable and accrued expenses                                  $       719,626               $        20,216
 Notes payable                                                                3,669,615                         2,000
 Accrued salaries                                                               365,787                        75,000
 Amounts payable to stockholders                                                 96,253                        79,253
 Deposits                                                                       125,683                             -
 Current portion - long term debt                                               343,110                             -
                                                                        ---------------               ---------------

    Total Current Liabilities                                                 5,320,074                       176,469

Long term debt, less current portion                                          1,909,872                             -

Stockholders' Equity (Deficit)

 Common Stock, .001 par value, 25,000,000 shares
   authorized, 11,700,000 shares issued and
   outstanding at September 30, 2003 .0001 par
   value, 50,000,000 shares authorized, 10,000,000
   issued and outstanding at December 31, 2002                                   11,700                         1,000
 Paid in capital                                                                      -                       330,300
 Retained earnings (deficit)                                                 (1,428,899)                     (376,677)
                                                                        ---------------               ---------------

    Total Stockholders' Equity (Deficit)                                     (1,417,199)                      (45,377)
                                                                        ---------------               ---------------

       Total Liabilities and Stockholders' Equity (Deficit)             $     5,812,747               $       131,092
                                                                        ===============               ===============


                               See Accompanying Notes to Unaudited Financial Statements

                                                            - 2 -

                                                THIRD MILLENNIUM INDUSTRIES, INC.
                                                        AND SUBSIDIARIES
                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                  For the three months                                     From date of
                                                  ended September 30,                For the nine          inception on
                                             -----------------------------           months ended     February 11, 2002 through
                                                  2003            2002            September 30, 2003      September 30, 2002
                                             ------------    -------------        ------------------  --------------------------
Sales                                        $  3,193,610    $           -           $  3,193,610           $          -

Cost of sales                                   2,859,762                -              2,859,762                      -
                                             ------------    -------------           ------------           ------------

Gross profit                                      333,848                -                333,848                      -

Operating expenses

  Selling, general & administration               588,755           77,047              1,091,955                282,508
  Other operating costs                           116,488                -                116,488                      -
                                             ------------    -------------           ------------           ------------

             Total operating expenses             705,243           77,047              1,208,443                282,508


Other income (expense)                             16,973                -                 16,973                      -
                                             ------------    -------------           ------------           ------------

Net income (loss)                            $   (354,422)   $     (77,047)          $   (857,622)          $   (282,508)
                                             ============    =============           ============           ============


Net loss per common share                    $      (0.03)   $       (0.01)          $      (0.08)          $      (0.03)


Weighted average shares outstanding            10,950,000       10,000,000             10,367,000             10,000,000


Fully diluted loss per common share          $      (0.03)   $       (0.01)          $      (0.08)          $      (0.03)

Fully diluted weighted average
  shares outstanding                           11,760,000       10,000,000             11,445,000             10,000,000


                                    See Accompanying Notes to Unaudited Financial Statements

                                                              - 3 -

                                                THIRD MILLENNIUM INDUSTRIES, INC.
                                                        AND SUBSIDIARIES
                                    Consolidated Statement of Stockholder's Equity (Deficit)
                                From date of inception on February 11, 2002 to September 30, 2003
                                                           (Unaudited)



                                                     Common Stock                                Retained
                                           -----------------------------        Paid-In          Earnings
                                               Shares           Amount          Capital          (Deficit)               Total
                                           ------------       ----------      -----------      ------------          ------------
Balance, February 11, 2002                            -       $        -      $         -      $          -          $          -

Issuance of common stock for
 cash                                        10,000,000            1,000          330,300                 -               331,300

Net (loss) for period                                                                              (282,508)             (282,508)
                                           ------------       ----------      -----------      ------------          ------------

Balance, September 30, 2002                  10,000,000            1,000          330,300          (282,508)               48,792

Net (loss) for period                                                                               (94,169)              (94,169)
                                           ------------       ----------      -----------      ------------          ------------

Balance, December 31, 2002                   10,000,000            1,000          330,300          (376,677)              (45,377)

Cancellation of shares issued
 to officers and directors                   (1,583,200)            (158)               -                 -                  (158)

Issuance of common stock for
 services                                       723,533               72            23,805                -                23,877


Issuance of common stock for                  1,059,667              106          408,294                 -               408,400
 cash

Issuance of stock options for
 services                                             -                -          189,491                 -               189,491

Elimination of Third Millennium

 Industries, Inc. private company stock     (10,200,000)          (1,020)        (951,890)                -              (952,910)

Recapitalization of Third Millennium
  Industries, Inc. with public company
  stock at $0.001 per share                  11,700,000           11,700                -          (194,600)             (182,900)


Net (loss) for period                                 -                -                -          (857,622)             (857,622)
                                           ------------       ----------      -----------      ------------          ------------


Balance, September 30, 2003                  11,700,000           11,700                -        (1,428,899)           (1,417,199)
                                           ============       ==========      ===========      ============          ============


                                  See Accompanying Notes to Unaudited Financial Statements

                                                              - 4 -

                                                THIRD MILLENNIUM INDUSTRIES, INC.
                                                        AND SUBSIDIARIES
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)


                                                                                                   From date of inception
                                                              For the nine months                   on February 11, 2002
                                                            ended September 30, 2003             through September 30, 2002
                                                            ------------------------             --------------------------
Cash flows from operating activities

       (Loss) from operating activities                         $       (857,622)                     $       (282,508)
       Adjustment to reconcile net (loss) to net cash
        used by operating activities:
           Depreciation                                                   32,231                                   327
           Common stock issued for services                               23,877                                     -
           Stock options issued for services                             189,491                                     -
       (Increase) in assets
           Accounts receivable                                          (408,301)                                    -
           Inventories                                                (4,349,548)                                    -
           Advances to stockholders                                      (74,209)                              (85,115)
       Increase in liabilities
           Accounts payable                                              699,410                                12,115
           Notes payable                                               3,667,615                                     -
           Accrued salaries                                              290,787                                54,500
           Amounts payable to stockholders                                17,000                                65,140
           Deposits                                                      125,683                                     -
                                                                ----------------                      ----------------

             Net cash used by operating activities                      (643,586)                             (235,541)

Cash flows from financing activities

       Borrowings from long term debt                                    639,221                                50,000
       Repayments of long term debt                                     (348,001)                              (48,000)
       Proceeds from issuance of common stock                            408,400                               331,300
                                                                ----------------                      ----------------

             Net cash provided by financing activities                   699,620                               333,300
                                                                ----------------                      ----------------

Net increase in cash                                                      56,034                                97,759


Cash at beginning of period                                                7,204                                     -
                                                                ----------------                      ----------------

Cash at end of period                                           $         63,238                      $         97,759
                                                                ================                      ================

Supplemental disclosures:

       Property and equipment acquired with debt                $        693,349                      $              -

       Cash paid during the year for interest                   $         42,394                      $            666



                                    See Accompanying Notes to Unaudited Financial Statements

                                                              - 5 -

                        THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements

Note A - Summary of Significant Accounting Policies

     Nature of Business

     The Company (Third Millennium Industries, Inc.) was incorporated in Nevada on February 11, 2002. Since inception the Company has devoted substantially all of its efforts to develop a vertically integrated structure of manufacturing facilities and retail outlets for recreational vehicles, with a primary emphasis on premium horse trailers.

     Cash and Cash Equivalents

     The Company considers all short-term investments with a maturity of three months or less at the date acquired as cash equivalents in the statement of cash flows.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     The Company accounts for income taxes under the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined from the expected future tax consequences of temporary differences between the reported amounts of assets and liabilities and their tax basis.

     Property and Equipment

     Property and equipment are carried at cost. Depreciation of property and equipment is provided using both straight line and declining balance methods. Estimated useful lives of the assets vary between 3 and 39 years. Expenditures for repairs and maintenance that do not extend the useful lives of the assets are charged as expense when incurred. Depreciation expense for the nine months ended September 30, 2003 and 2002 was $ 32,231 and $327, respectively.

     Basis of Consolidation and Reporting Results of Operations

     The Company is reporting the results of its operations for the three months and the nine months ended September 30, 2003 and 2002 on a consolidated basis. The balance sheet of the Company as of September 30, 2003 is a consolidated balance sheet of Third Millennium Industries, Inc. and subsidiaries that were acquired in August of 2003. Results of operations are reported for the three months and the nine months ended September 30, 2003 and include the operations of Third Millennium Industries, Inc. (the parent company) from July 1, 2003 and January 1, 2003 through September 30, 2003. The results of the operations of the subsidiaries are included in the consolidated statement of operations for the period from the date of acquisition in August of 2003 through September 30, 2003.

Note B - Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance could be accounted for as equity, be accounted for as liabilities. Financial instruments affected include mandatory redeemable securities, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or their assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 for all other financial instruments. The company adopted the provisions of SFAS No. 150 on July 1, 2003. The adoption did not have a material impact on the Company's consolidated financial statements, results of operations or liquidity.

                        THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements


Note C - Business Combinations

On August 20, 2003 Third Millennium Industries, Inc. (Millennium) acquired Campers World, Inc. located in Tulsa, Oklahoma, Clear Lake Trailers, Inc. located in Weatherford, Texas and Twister Trailer Manufacturing, Inc. located in Fort Scott, Kansas. These acquisitions were made as part of the overall business plan of Millennium to develop vertical integration of manufacturing and retail sales of recreational vehicles and premium horse trailers. All of these companies were financially distressed at the acquisition date and Millennium believes it can improve operations by centralizing and standardizing operations.

These acquisitions were made as a prelude and a condition for the "reverse merger acquisition" of X-Net Services Corporation (X-Net) on August 22, 2003. On July 18, 2003, Millennium entered into an agreement and plan of reorganization with X-Net. Pursuant to the terms of the agreement, X-Net acquired Millennium as a wholly owned subsidiary in a reverse merger acquisition. In connection with this transaction, X-Net issued 10,200,000 restricted shares of X-Net common stock to Millennium's stockholders. As a result of this transaction, X-Net has a total of 11,7000,000 shares of common stock issued and outstanding, of which 10,200,000 shares, or approximately 87.2% of its total issued and outstanding shares are held by persons who were stockholders of Millennium prior to the acquisition and 1,500,000 shares, or approximately 12.8% are held by the persons who were shareholders of X-Net prior to the merger. Immediately after the reorganization, X-Net changed its name to Third Millennium Industries, Inc. The reorganization has been treated for accounting purposes as a reverse acquisition of X-Net by Millennium.

Note D - Inventories

Inventories consist of the following items:

         Recreational vehicles and horse trailers          $3,656,510
         Parts & supplies                                     693,038
                                                           ----------
             Total Inventories                             $4,349,548
                                                           ==========

Note E - Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements, because the Company has incurred net operating losses since its inception. At September 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,020,931 that expires in 2018. Because of the uncertainty that the Company will be able to use the tax benefit associated with its net operating losses to date, because its planned acquisitions may impose annual limitations in accordance with Internal Revenue Code Section 382 and there is no guarantee of future profitability of the Company, no tax benefit has been included in these financial statements.

Note F - Stock Based Compensation

The Company accounts for stock options grants under variable plan accounting whereby compensation expense or benefit is recorded each period from the date of grant to the measurement date based on the fair value of the Company's common stock at the end of the period. The Company also has options, which were granted in 2002, which are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 23, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS NO. 123, "Accounting for Stock Based Compensation," as amended.

                       THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements


Note F - Stock Based Compensation (continued)

                                                         Three months ended              Nine months ended
                                                         September 30, 2003             September 30, 2003
                                                         ------------------             ------------------
Net loss as reported                                              (354,422)                      (857,622)

Deduct:  total stock-based employee
 compensation expense determined using a fair
 value based method for fixed plan awards, net
 of tax effect                                                     (17,156)                       (51,469)
                                                           ---------------                ---------------

            Pro forma net (loss)                                  (337,266)                      (806,153)
                                                           ===============                ===============

Basic (loss) per share                                     $         (0.03)               $         (0.08)
                                                           ===============                ===============

Pro forma basic (loss) per share                           $         (0.03)               $         (0.08)
                                                           ===============                ===============

Diluted (loss) per share                                   $         (0.03)               $         (0.08)
                                                           ===============                ===============

Pro forma diluted (loss) per share                         $         (0.03)               $         (0.08)
                                                           ===============                ===============

Note: Only 2003 pro-forma numbers are shown above as no options were issued prior to September 30, 2002.

The Company recorded compensation expense related to its stock options of $189,491 and $69,989 for the nine months and three months ended September 30, 2003, respectively.

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. The weighted average fair values of options granted during the nine months ended September 30, 2003 was $0.82. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.00%, dividend yields of 0.00%, expected lives of options of
3.0 years, and expected stock price volatility of .001.

Note G - Related Party Transactions

The Company has advanced amounts to stockholders participating in the initial operations of the Company in the amount of $178,676. Since the merger with X-Net Services Corporation, the Company has not advanced any additional funds to its stockholders. It is anticipated that these advances will be repaid when accrued salaries due these individuals are paid after the Company becomes an operating entity as described below.

The Company has employment agreements with certain officers and stockholders of the Company to pay salaries and wages earned during the initial start up period of the Company. The amount of salaries and wages accrued through September 30, 2003 is $306,000. This is less than amounts required to be paid under the employment agreements. The balance has been forgiven by written agreement. The Company anticipates that such salaries will continue to accrue until the Company operations commence and cash flow is sufficient to pay these individuals.

In addition to the salaries due to the officers and shareholders, additional amounts are due to them from travel and entertainment expenses, vehicle allowances and relocation expenses. As of September 30, 2003 the total amount due

                        THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements

Note G - Related Party Transactions (continued)

was $96,253. The Company anticipates that such expenses will continue to accrue until the Company operations commence and cash flow is sufficient to pay these individuals. This amount is recorded in the accounts payable of the company.

The Company presently leases the Campers World facility from the previous owners of Campers World, Inc. The Company leases this space at lease rates that are competitive with lease rates of similar facilities in the area.

The Company presently leases the Twister Trailer facility from the previous owners of Twister Trailer Manufacturing, Inc. The Company leases this space at lease rates that are competitive with lease rates of similar facilities in the area.

The Company presently leases the Clear Lake Trailer facility from the previous owners of Clear Lake Trailers, Inc. The Company leases this space at lease rates that are competitive with lease rates of similar facilities in the area.

Note H - Contingencies

The Company has entered into non-binding letters of intent for the acquisition of two other companies. The letters of intent are subject to the negotiation of definitive agreements acceptable to both parties. No assurances can be given that the Company will be successful in entering into definitive agreements with either of such companies or that either acquisition will be completed.

In conjunction with the acquisition of Campers World, Inc. and Twister Trailer Manufacturing, Inc., two officers and directors of the Company have committed to purchase parcels of real estate from the previous owners and will lease back the property where the Campers World and Twister Trailer facilities are located. The leases will include a stipulation that lease rates will not exceed local lease rates for similar properties. This purchase is expected to occur within six months from the date of these acquisitions.

In October 2002, the Company entered into an agreement with a firm to provide certain investment banking services. The agreement provides for the payment of advisory fees in the amount of $10,000 per month and a $25,000 fee upon closing of the reverse merger transaction, the issuance of 300,000 shares of common stock with registration rights, and certain other fees based on services performed by the investment banker. Such agreement may be renegotiated by the parties as a result of changed circumstances and alleged deficiencies in performance.

Note I - Equity Transactions

Stock Options

In conjunction with the acquisition of the entities described in Note C - Business Combinations, the Company has granted the following options to purchase common stock of the Company.

                    Number
                  Of Shares                 Price                    Term  *
                  ---------                 -----                    -------
                   50,000                  $ 0.75                    2 Years
                  250,000                  $ 1.00                    3 Years
                   50,000                  $ 0.75                    2 Years
                  100,000                  $ 0.75                    3 Years
                   50,000                  50% Mkt. Price            5 Years
                  100,000                  50% Mkt. Price            5 Years
                  100.000                  50% Mkt. Price            5 Years
                  150,000                  50% Mkt. Price            5 Years
                  150,000                  50% Mkt. Price            5 Years
                  100,000                  $0.10                     2 Years
                  100,000                  $0.10                     2 Years

                        THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements

Stock Options (continued)

The option agreements specify that the options can be exercised 1 year after the common stock of the Company becomes available for trading on a public stock exchange. The optionable stock to be granted for $ .10 per share will be issued from the stock holdings of two officers and directors of the Company. Note F describes the Company's policy regarding the accounting for these stock options. The two grants listed above for the option to purchase 150,000 shares each of common stock at 50% of the market price are incentive-based options. The holders of these options must achieve specified operating results in terms of gross revenues and net income in order to have the right to exercise these options.

Convertible Notes

In March 2003, the Company issued a 90-day, 18% convertible note in the amount of $75,000 to an accredited investor. The note provides that the holder may convert the principle and interest of the note to shares of the Company's common stock at a value of $.50 per share. The Company is currently in default on this note but has been notified by the holder of the note that the holder intends to exercise the conversion option before the end of the year. In August 2003, the Company issued 180-day, 18% convertible notes in the amount of $550,000 to accredited investors. The note provides that the holder may convert the principle and interest of the note to shares of the Company's common stock at a value of $.75 per share. The Company expects that these notes will be converted to common stock prior to the end of the year.

Note J - Unaudited Pro-forma condensed, combined statements of operations

The following unaudited Pro-forma condensed, combined statements of operations for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002 have been prepared to give affect to the recent merger between X-Net Services Corporation (X-Net) and Third Millennium Industries, Inc. (Millennium) which occurred on August 22, 2003. Shortly before the consummation of X-Net's acquisition of Millennium, Millennium satisfied one of the conditions of the acquisition by acquiring the outstanding common stock of the following three companies, Campers World, Inc. (Campers World), Twister Trailer Manufacturing, Inc. (Twister Trailer) and Clear Lake Trailers, Inc. (Clear
Lake). The unaudited pro-forma condensed, combined statements of operations are presented assuming that the acquisition had taken place on January 1, 2003 and January 1, 2002, respectively. These unaudited pro-forma condensed, combined statements of operations are presented for information purposes only and do not represent Millennium's results of operations had the acquisitions in fact occurred on the dates assumed or that may result from future results of operations. These unaudited pro-forma condensed, combined statements of operations should be read in conjunction with the historical financial statements included with X-Net's previous filings with the Securities and Exchange Commission.

                        THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements

Note J - Unaudited Pro-forma condensed, combined statements of operations (continued)

                                                THIRD MILLENNIUM INDUSTRIES, INC.
                                 UNAUDITED PRO-FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                   THROUGH SEPTEMBER 30, 2003


                                                      Third                    Clear Lake   Twister
                                                   Millennium   Campers World   Trailers    Trailers   Adjustments   Consolidated
                                                   ----------   -------------  ----------   --------   -----------   ------------
REVENUES

Sales                                                      -     13,685,423     1,508,883   320,064             -      15,514,370
Cost of Sales                                              -     12,235,129     1,226,606   191,334             -      13,653,069

Gross Profit                                               -      1,450,294       282,277   128,730             -       1,861,301

OPERATING EXPENSES
  Selling, general and administrative expenses       752,904      1,042,309       346,889    87,089             -       2,229,191
  Other operating expenses                           116,488        324,352        23,343         -             -         464,183

  Total Operating Expenses                           869,392      1,366,661       370,232    87,089             -       2,693,374

  Other Income (Expense)                                 404       (210,604)      (10,790)  (10,087)            -        (231,077)

Net (loss) income                                   (868,988)      (126,971)      (98,745)   31,554             -      (1,063,150)

Basic loss per common share                            (0.07)                                                               (0.09)



                                                THIRD MILLENNIUM INDUSTRIES, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                 UNAUDITED PRO-FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                                                   THROUGH SEPTEMBER 30, 2002


                                                      Third                    Clear Lake   Twister
                                                   Millennium   Campers World   Trailers    Trailers   Adjustments   Consolidated
                                                   ----------   -------------  ----------   --------   -----------   ------------
REVENUES

Sales                                                      -     13,131,114     3,044,320   359,360             -      16,534,794
Cost of Sales                                              -     11,745,916     2,617,944   285,150             -      14,649,010

Gross Profit                                               -      1,385,198       426,376    74,210             -       1,885,784

OPERATING EXPENSES
  Selling, general and administrative expenses             -      1,402,392             -    88,430             -       1,490,822
  Other operating expenses                           282,508         20,239       615,901         -             -         918,648

  Total Operating Expenses                           282,508      1,422,631       615,901    88,430             -       2,409,470

  Other Income (Expense)                                   -              -      (249,417)        -             -        (249,417)

Net (loss) income                                   (282,508)       (37,433)     (438,942)  (14,220)            -        (773,103)

Basic loss per common share                            (0.03)                                                               (0.08)

                        THIRD MILLENNIUM INDUSTRIES, INC.
                                AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements

Note K - Going Concern

The Company has an equity deficit and its continued operations is dependent upon obtaining additional debt financing and/or equity capital. The Company has not entered into any agreement or arrangement to provide such additional financing or equity capital and no assurances can be given that such financing or equity capital will be available to the Company in the future.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this report. The following information contains forward-looking statements.

Overview

Third Millennium Industries, Inc., formerly named X-Net Services Corp. (the "Company"), acquired Third Millennium Industries, Inc. ("TMI") as a wholly owned subsidiary on August 22, 2003 in a transaction treated for accounting purposes as a "reverse acquisition." Accordingly, the historical results presented in the accompanying financial statements are those of TMI through August 22, 2003, after which the historical results are those of the combined entities. TMI was incorporated on February 11, 2002, and any reference in this report to "the nine months ended 2002" shall be deemed to refer to the period from TMI's inception on February 11, 2002 through September 30, 2002.

On October 30, 2003, TMI was merged with and into the Company, its parent corporation, and the name of the Company was changed to Third Millennium Industries, Inc.

From its inception in February 2002 through August 22, 2003, TMI conducted research in the aluminum trailer industry, developed a business plan, assembled an experienced management team, raised working capital, and entered into acquisition agreements and then acquired three companies engaged in business in the aluminum horse trailer industry.

In August 2003, prior to its acquisition by the Company, TMI implemented the first phase of its business plan by acquiring: Camper's World, Inc. ("Camper's World"), a retail recreational vehicle and horse trailer facility in Oklahoma; Clear Lake Trailer, Inc. ("Clear Lake"), a retail horse trailer facility in Texas; and Twister Trailer Manufacturing, Inc. ("Twister"), a horse trailer manufacturer in Kansas. Camper's World, Clear Lake and Twister are referred to collectively in this report as the "Subsidiaries."

The Company plans to further expand its business operations through acquisitions and internal growth in the near future, subject to its ability to obtain the additional debt or equity financing it requires to continue its operations and the implementation of its business plan. The Company has not entered into any agreement or arrangement for the provision of such additional debt or equity financing and no assurances can be given that such financing will be available to the Company on terms acceptable to it or at all.

Periods Compared

The comparison of financial results in 2003 and 2002 is complicated by the fact that TMI was incorporated on February 11, 2002 so the results for the first nine months of 2002 include a period of approximately seven and one-half months, while the 2003 results include a full nine month period. In addition, from its inception in February 2002 through August 2003, TMI focused its efforts on developing its business plan and negotiating its initial acquisitions and did not conduct any active business operations. As a result of its acquisition of the Subsidiaries in August 2003, the nine months ended September 30, 2003 include the results of operations of the Subsidiaries from August 20 through September 30, 2003, but the results of the Subsidiaries' operations are not included in the corresponding period of 2002 because the Subsidiaries had not been acquired by TMI at that time.

Results of Operations

Sales

Sales for both the three month and nine month periods ended September 30, 2003, were $3,193,610 compared to $0 in sales during the corresponding periods of the prior year. All sales for the third quarter of 2003 were generated by the Company's subsidiaries during the period from August 20, 2003 (the date of their acquisition by the Company) through September 30, 2003. Of the total sales, $743,205 or 23% were new motor homes, $415,191 or 13% were trailers, including aluminum horse trailers, $771,413 or 24% were other recreational trailers, $924,754 or 29% were used vehicles and $184,000 or 6% were from service activities.

Gross Profit / Loss

Gross profit for both the three and nine month periods ended September 30, 2003 was $333,848, compared to gross profit of $0 for the corresponding periods of the prior year. Gross profit of $334,848 is 10.5% of sales

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses were $588,755 and $1,091,955, respectively, for the three month and nine periods ended September 30, 2003. Other operating costs were $116,488 for the three months ended September 30, 2003 and the nine months ended September 30, 2003. These other operating costs include one-time costs associated with acquisition of the Subsidiaries. Selling, general and administrative ("SG&A") expenses were $77,047 and $282,508, respectively, for the three month and nine periods ended September 30, 2002.

The increase in SG&A expenses and other operating costs for 2003 over 2002 is due primarily to the Company's acquisition of the Subsidiaries and the inclusion of their SG&A expenses from the date of their acquisition through the end of the quarter. In addition, SG&A expenses for the nine months ended September 30, 2003 includes $189,491 in non-cash compensation expense related to stock options issued for services.

Total operating expenses for the nine months ended September 30, 2003 were $1,208,443 or 38% of sales. This amount includes eight months of development stage costs of the Company and approximately one month of combined activity of the Company and the Subsidiaries.

Interest Expense, Net

The Interest expense component, which is included in total expenses, for the three month and nine month periods ended September 30, 2003, was $40,931 and $42,394, respectively, as compared to interest expense during the corresponding three and nine month periods of 2002 of $74 and $666, respectively. The increase is primarily attributable to the floor plan financing at the Subsidiaries, which constituted $26,148 of the interest expense incurred during the third quarter of 2003.

Net Income / Loss

Net loss for the three months ended September 30, 2003, was $354,422 or $0.03 per share, compared to a net loss of $77,047, or $0.01 per share for the third quarter of 2002. Net loss for the nine months ended September 30, 2003 was $857,622 or $0.08 per share, compared to $282,508 or $0.03 per share for the first nine months of 2002.

The Company did not generate any revenues prior to its acquisition of the Subsidiaries. Management does not expect the Company to be profitable during the fourth quarter of 2003.

Liquidity and Capital Resources

General

As of September 30, 2003, the Company had total assets of $5,812,747 and total liabilities of $7,229,946, a difference of $1,417,199. At such date, the Company's total current assets were $4,999,763 and its total current liabilities were $5,320,074, a difference of $320,311. The Company and the Subsidiaries are currently in default in the payment of various items of indebtedness and are negotiating with lenders to attempt to consolidate the various lines of credit and financing arrangements previously entered into by the Subsidiaries into a master line of credit between the Company and one or more lenders. The Company is in urgent need of additional debt or equity financing in order to pay down and restructure existing debt, reopen the operations of Clear Lake as discussed below, provide the Company with the additional resources it requires to implement best practices at the Subsidiaries, and continue the Company's business plan of acquiring other companies in the aluminum horse trailer industry. The Company has not entered into any agreement or arrangement for the provision of such additional financing and no assurances can be given that such financing will be available to the Company on terms acceptable to it or at all. If the Company is unable to obtain additional financing and/or equity within the next 12 months, it may be forced to discontinue its operations.

Following the acquisition of TMI on August 22, 2003, the Company began the process of settling the outstanding liabilities for each of the Subsidiaries. In some cases, insufficient working capital was available to pay all liabilities. The operations of Clear Lake were temporarily suspended until sufficient working capital becomes available to continue that operation. The reopening of this facility is dependent on receiving adequate funding to satisfy outstanding liabilities. Management believes it can execute its business plan without the Clear Lake Trailer facility if necessary.

The Company has outstanding convertible debt in the aggregate amount of approximately $625,000, which is convertible into shares of the Company's common stock at conversion prices ranging from $0.50 to $0.75 per share. The Company is hopeful that such debt will be converted to common stock, which would eliminate a significant portion of the Company's indebtedness although it would also increase the number of the Company's issued and outstanding shares of Common Stock.

The State of Kansas has approved a $500,000 loan to the Company through the Community Development Block Grant Program. The money will be a 1:1 match to the Company and loaned at 4% interest by Bourbon County. The funds will be used to expand operations at the Twister facility. The term of the loan is 10 years with a principle moratorium for the first 18 months. Other economic incentives such as tax abatements and training grants may also be obtained. The Company expects the loan to fund during the fourth quarter of 2003. The loan proceeds will be restricted as to use with requirements that all loan proceeds be expended for business expansion in Bourbon County and that the Company invest a matching amount in that area within two years.

The Company has limited operating lines of credit available at each of the acquired companies; however, these lines are inadequate to support growth of the business. No other lines of credit are currently in place. In order to execute its business plan, the Company will need to consolidate and expand its available lines of credit, which will in turn require the Company to obtain additional debt or equity capital. There are no assurances that such additional funding will be available to the Company and the failure to secure additional funding could have a material adverse affect on the Company's business and financial condition and could cause it to terminate its operations.

Certain Other Obligations

Under the terms of the acquisition agreements for each of the Subsidiaries, the Company is required to satisfy certain liabilities and/or cause the prior owners to be released from personal liability on certain notes. Although the Company is in the process of completing these transactions, several notes either have not been paid or the prior owners have not been released from personal liability. The Company expects each of these notes to be either paid in full or to be assumed by the Company. In the event the Company cannot fulfill its obligation, the lenders could accelerate maturity of the notes and demand immediate payment in full for the debts, and the former owners of the Subsidiaries may have recourse against the Company. Should this occur, there may not be adequate cash available to meet operating needs.

Outlook

The Company remains cautiously optimistic about future sales. Recreational vehicle sales from Campers World operation have been strong throughout the third quarter, offsetting some lost horse trailer sales caused by lack of available inventory. Management expects recreational vehicle sales to follow the typical seasonal pattern and slow going into the fourth quarter. The Company has secured trade show space in the fourth quarter primarily to display its horse trailer products and expects a positive response from potential customers at these shows, however, there is no assurance that the Company will generate adequate interest in its product to generate the needed cash flow to support the cash needs of the Company in the short-term.

As discussed above, the Company temporarily shut down its Clear Lake facility shortly after its acquisition. It has not incurred any additional liabilities in connection with this operation other than those that were on Clear Lake's books at the time of its acquisition. The Company is formulating a plan to use this facility once debts are satisfied. In the event a decision is made not to reopen this facility, management does not predict it would have an adverse impact on the Company.

The Company plans to establish a facility at its Springfield, Missouri location to construct, mill and install living quarters in the aluminum horse trailers manufactured by the Subsidiaries. The Company has hired a limited number of additional employees to staff this facility. In order to be successful, this operation must be able to attract and retain the skilled personnel required to deliver the quality product required to satisfy the target market segment and also operate efficiently.

The Company is continuing to pursue other acquisitions in the upper-end segment of the horse trailer market as well as acquisitions that expand the product line. There are no assurances that the Company will be successful at making such acquisitions, as they are dependent on available financial resources as described herein. The Company believes it is strategically well-positioned to continue to benefit from these acquisitions and the synergies they will bring.

The Company's future operating results are subject to a number of risks, including those discussed in the current report on Form 8-K filed September 4, 2003 and the following additional factors:

         1. The infusion of additional debt or equity will be necessary to completely fulfill the terms of acquisitions and pay certain liabilities created as part of each acquisition.

         2. The Company will need a sufficient line of credit to meet the financial needs of the operation in the short-term and additional equity to complete the next acquisition necessary to implement its business plan.

Item 3.  Controls and Procedures

The Company's President and CEO and its Secretary and Treasurer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have concluded (based on their evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls during the most recent fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Part II--Other Information

Item 1. Legal Proceedings

The Issuer is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Changes in Securities

         None.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following documents are included as exhibits to this report:

         SEC
Exhibit  Ref.
 No.      No. Title of Document                                        Location
 ---     --- ------------------                                        --------

31.1     31   Section 302 Certification of Chief Executive Officer   This Filing
31.2     31   Section 302 Certification of Chief Financial Officer   This Filing
32.1     32   Section 1350 Certification of Chief Executive Officer  This Filing
32.2     32   Section 1350 Certification of Chief Financial Officer  This Filing

         (b)    Reports on Form 8-K.

         On September 4, 2003, the Company filed a current report on Form 8-K with respect to its acquisition of Third Millennium Industries, Inc. and subsidiaries, which report was amended on November 11, 2003. Except for the foregoing, no reports on Form 8-K were filed during the quarter for which this report is filed.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Third Millennium Industries, Inc.


Date:  November 25, 2003                    By /s/ Dennis K. DePriest
                                              ----------------------------------
                                              Dennis K. DePriest, President and
                                              CEO (Principal Executive Officer)


Date:  November 25, 2003                    By /s/ George G. Spencer
                                              ----------------------------------
                                              George G. Spencer, Secretary and
                                              Treasurer (Principal Financial
                                              Officer)